Form 10-Q
period 2006-06-30
Vestin Realty Mortgage II, Inc
filed 2006-07-28
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From _______ To ________

COMMISSION FILE NUMBER 333-125121

VESTIN REALTY MORTGAGE II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	61-1502451
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number: 702.227.0965

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes [   ] No [X]

As of July 27, 2006, there were 29,838,442 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2006	MARCH 31, 2006
	(UNAUDITED)

Cash	$45,293,000	$17,820,000
Certificates of deposit	14,728,000	700,000
Interest and other receivables, net of allowance of $160,000 at June 30, 2006 and $183,000 at March 31, 2006	2,393,000	3,434,000
Note receivable, net of allowance of $2,041,000 at June 30, 2006 and $2,096,000 at March 31, 2006	787,000	810,000
Real estate held for sale	38,095,000	38,426,000
Real estate held for sale - seller financed	22,887,000	22,887,000
Investment in real estate loans, net of allowance for loan losses of $10,356,000 at June, 2006 and $10,734,000 at March 31, 2006	161,923,000	212,928,000
Due from VRM I	4,000	--
Assets under secured borrowings	--	11,611,000
Other assets	273,000	63,000

Total assets	$286,383,000	$308,679,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$407,000	$631,000
Due to Manager	--	250,000
Secured borrowings	--	11,611,000
Note payable	186,000	17,200,000
Deposit liability	1,938,000	1,365,000
Unearned revenue	1,492,000	--
Total liabilities	4,023,000	31,057,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,838,442 shares issued and outstanding at June 30, 2006 and March 31, 2006	3,000	3,000
Capital in excess of par	277,619,000	277,619,000
Retained earnings	4,738,000	--
Total stockholders' equity	282,359,000	277,622,000

Total liabilities and stockholders' equity	$286,383,000	$308,679,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005

Revenues
Interest income from investment in real estate loans	$4,641,000	$5,641,000
Other income	665,000	116,000
Total revenues	5,306,000	5,757,000

Operating expenses
Management fees - related party	274,000	273,000
Provision for loan loss	--	2,726,000
Interest expense	236,000	515,000
Professional fees	195,000	770,000
Professional fees - related party	24,000	24,000
Other	105,000	46,000
Total operating expenses	834,000	4,354,000

Income from Operations	4,472,000	1,403,000

Revenue related to real estate held for sale	1,504,000	203,000
Expenses related to real estate held for sale	(1,490,000)	(493,000)
Gain on sale of real estate held for sale	252,000	--
Write downs on real estate held for sale	--	(1,229,000)
Total income (loss) from real estate held for sale	266,000	(1,519,000)

Income (loss) before income tax provision	4,738,000	(116,000)

Provision for income taxes	--	--

NET INCOME (LOSS)	$4,738,000	$(116,000)

Basic and diluted earnings per common share	$0.16

Net (loss) per weighted average members’ unit		$(0.00)

Weighted average common shares / members’ units	29,838,442	32,779,034

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in- Capital	Retained Earnings	Total
Stockholders' Equity at March 31, 2006	--	$--	29,838,442	$3,000	$277,619,000	$--	$277,622,000

Net Income						4,738,000	4,738,000

Stockholders' Equity at June 30, 2006	--	$--	29,838,442	$3,000	$277,619,000	$4,738,000	$282,359,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,738,000	$(116,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of real estate held for sale	--	1,229,000
Gain on sale of real estate held for sale	(252,000)	--
Provision for loan losses	--	2,726,000
Amortized interest income	(72,000)	--
Interest income accrued to loan balance	--	122,000
Change in operating assets and liabilities:
Interest and other receivables	915,000	(581,000)
Allowance for investment in real estate loan losses, related to legal expense	(378,000)	--
Due to/from Manager	(250,000)	89,000
Due to/from VRM I	(4,000)	(35,000)
Other assets	28,000	20,000
Accounts payable and accrued liabilities	(224,000)	223,000
Net cash provided by operating activities	4,501,000	3,677,000

Cash flows from investing activities:
Investments in real estate loans	(49,294,000)	(7,236,000)
Purchase of investments in real estate loans from:
Fund III	--	(5,000,000)
Other related party	--	(2,700,000)
Third party	(13,000,000)	(7,000,000)
Proceeds from loan payoffs	114,761,000	9,415,000
Sale of investments in real estate loans to:
VRM I	--	600,000
Fund III	--	5,000,000
Third party	--	12,500,000
Proceeds from sale of investment in real estate held for sale	583,000	--
Proceeds from note receivable	22,000	--
Purchase of marketable securities	--	(5,884,000)
Cash proceeds form local agency bond	--	565,000
Purchase of fixed assets	--	(7,000)
Purchase/Sale of investments in certificates of deposit	(14,028,000)	--
Unearned revenue proceeds related to loan restructuring	607,000	--
Deposit liability	573,000	277,000
Net cash provided by investing activities	$40,224,000	$530,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2006	2005
Cash flows from financing activities:
Principal payments on note payable	$(17,252,000)	$--
Members' distributions, net of reinvestments	--	(3,753,000)
Members' distributions, net of reinvestments - related party	--	(15,000)
Members' redemptions	--	(1,000)
Net cash used in financing activities	(17,252,000)	(3,769,000)

NET CHANGE IN CASH	27,473,000	438,000

Cash, beginning of period	17,820,000	10,128,000

Cash, end of period	$45,293,000	$10,566,000

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$236,000	$515,000

Non-cash investing and financing activities:
Loans funded through secured borrowing	$--	$34,000
Loan payoffs of loans funded through secured borrowings	$11,611,000	$--
Real estate held for sale acquired through foreclosure	$--	$9,989,000
Note payable relating to prepaid E & O insurance policy	$238,000	$--
Unrealized loss on marketable securities	$--	$681,000
Receivable related to loan rewritten with same or similar property, net of allowance, as collateral applied to unearned income	$127,000	$--
Other receivable related to local agency bond liquidation	$--	$446,000
Unearned revenue from loans rewritten with same or similar property as collateral	$1,012,000	$--

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC
(SUCCESSOR TO VESTIN FUND II, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)
NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Vestin Fund II, LLC (“Fund II”). On March 31, 2006, Fund II merged into VRM II and the members of Fund II received one share of VRM II’s common stock for each membership unit of Fund II. References in this report to the “Company”, “we”, “us” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006. Because Fund II was a limited liability company (“LLC”) during the periods reflected in this report, where appropriate, we make reference to Fund II’s members in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust”).

We operate as a real estate investment trust (“REIT”). We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT, we are required to have a December 31st fiscal year end.

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the Manager and us wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our Manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. As of July 1, 2006, the mortgage broker license has been issued to an affiliated company, Vestin Originations (“Vestin”), who will continue the business of brokerage, placement and servicing of commercial real estate loans. Vestin is a wholly owned subsidiary of Vestin Group.

Pursuant to our management agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate loan investments and contracts, and to direct our business operations. Consequently, our operating results are dependent upon the Manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, referred to as “VRM I”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

The consolidated financial statements include the accounts of the Company and our wholly owned taxable REIT subsidiary, TRS II, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

See review report of Independent Registered Public Accounting Firm.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

See review report of Independent Registered Public Accounting Firm.

As of June 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans which include principal and interest payments. As of June 30, 2006, these two loans had a balance of approximately $18.6 million and had terms ranging from twelve to thirty-six months. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2006, we had $31.2 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $43.3 million, including participating lenders. These loans had interest reserves of approximately $2.6 million, of which our portion is $1.7 million. At March 31, 2006, we had $8.5 million invested in real estate loans which had interest reserves where the total outstanding principal was approximately $14.7 million, including participating lenders. These loans had interest reserves of approximately $1.6 million, of which our portion is $0.8 million.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include, but are not limited to:

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

See review report of Independent Registered Public Accounting Firm.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 - Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Real Estate Held For Sale - Seller Financed

We occasionally finance sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66 - Accounting for Sales of Real Estate ("FAS 66'') requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

Because we occasionally foreclose on loans with raw land or developments in progress, available financing for such properties is often limited and we frequently provide financing up to 100% of the selling price on these properties. In addition, we may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.

These sale agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying consolidated balance sheets.

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

See review report of Independent Registered Public Accounting Firm.

Classification of Operating Results from Real Estate Held for Sale

FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations involve foreclosing on real estate when necessary and the Company considers these operating results to be part of the Company's continuing operations. Accordingly, expenses related to real estate held for sale and related rental income, when applicable, have been included on the accompanying consolidated statements of operations.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. The Company does not receive any revenues for entering into secured borrowing arrangements. As of June 30, 2006, we have no outstanding secured borrowing arrangements.

Fair Value of Financial Instruments

FAS 107 - Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At June 30, 2006 and March 31, 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $181.4 million and $232.9 million, respectively. At June 30, 2006 we had no assets under secured borrowings. The estimated fair value of assets under secured borrowings, as of March 31, 2006, was approximately $11.6 million. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

See review report of Independent Registered Public Accounting Firm.

Net Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 - Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. We had no outstanding common shares equivalents during the period presented. The following is a computation of the EPS data for the three months ended June 30, 2006:

For the Three Months Ended June 30, 2006

Net Income available to common stockholders	$4,738,000

Weighted average number of common shares outstanding during the period	29,838,442

Net basic and diluted earnings per share	$0.16

Net Loss Allocated to Members Per Weighted Average Membership Unit

Because Fund II was an LLC prior to the merger, it stated net loss allocated to members per weighted average members’ unit, which is computed by dividing net loss calculated in accordance with GAAP by the weighted average number of members’ units outstanding for the period. The following is a computation of the net loss per weighted average unit for the three months ended June 30, 2005:

For the Three Months Ended June 30, 2005

Net loss available to members’	$(116,000)

Weighted average number of members’ units outstanding during the period	32,779,034

Net loss per weighted average members’ unit	$(0.00)

Segments

We operate as one business segment.

Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

Certain assets of the Company are held in a taxable REIT subsidiary. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes. For the three months ended June 30, 2006, the Company’s taxable REIT subsidiary did not record any income tax provision due to losses it generated. The Company’s taxable REIT subsidiary deferred tax assets have been fully offset by a valuation allowance.

See review report of Independent Registered Public Accounting Firm.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of June 30, 2006 and March 31, 2006, we had $59.5 million and $19.7 million, respectively, in excess of the federally insured limits.

As of June 30, 2006, 12% of our real estate loans were in Nevada compared to 17% at March 31, 2006 and 20% of our real estate loans were in California compared to 22% at March 31, 2006. Additionally, as of June 30, 2006; 16% of our loans were in Arizona compared to 18% at March 31, 2006, 9% of our loans were in Hawaii compared to 14% at March 31, 2006, 14% of our loans were in Texas compared to 10% at March 31, 2006, and 11% of our loans were in Washington at June 30, 2006 compared to 4% at March 31, 2006. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At June 30, 2006, the aggregate amount of loans to our three largest borrowers represented 33.2% of our total investment in real estate loans. These real estate loans consisted of commercial, construction and acquisition and development loans, located in New York, Washington and California, with a first lien position, earning between 8% and 12%, with an aggregate outstanding balance of approximately $65.4 million and maturing from September 2006 through May 2007. At March 31, 2006, the aggregate amount of loans to our three largest borrowers represented 32% of our total investment in real estate loans. These real estate loans consisted of land and acquisition and development loans, located in Nevada, Arizona and California, with a first lien position, earning between 8% and 12%, with an aggregate outstanding balance of approximately $79.5 million and maturing from April 2006 through June 2006. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of June 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans which include principal and interest payments. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

We have four real estate loan products, as of June 30, 2006 and March 31, 2006, consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans as of June 30, 2006 are as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$29,537,000	8.50%	15.07%	79.98%
Commercial	21	111,006,000	9.14%	56.62%	77.25%
Construction	3	28,353,000	12.00%	14.46%	60.87%
Land	5	27,154,000	11.18%	13.85%	54.39%
	33	$196,050,000	9.74%	100.00%	71.54%

Investments in real estate loans as of March 31, 2006 are as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$51,603,000	9.76%	20.85%	48.82%
Commercial	23	127,159,000	9.10%	51.38%	74.04%
Construction	3	15,781,000	12.00%	6.38%	62.21%
Land	4	52,930,000	11.55%	21.39%	58.54%
	33	$247,473,000	9.96%	100.00%	64.62%

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

	June 30, 2006 Balance	March 31, 2006 Balance
Balance Per Loan Portfolio	$196,050,000	$247,473,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(22,887,000)	(22,887,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	472,000	432,000
Unrealized Gain on Seller Financed Loans	(1,356,000)	(1,356,000)
Allowance for Loan Losses	(10,356,000)	(10,734,000)
Balance per Balance Sheet	$161,923,000	$212,928,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of priority of real estate loans as of June 30, 2006 and March 31, 2006:

Loan Type	Number of Loans	June 30, 2006 Balance*	Portfolio Percentage	Number of Loans	March 31, 2006 Balance*	Portfolio Percentage

First Deeds of Trust	31	$193,882,000	98.89%	31	$247,028,000	99.82%
Second Deeds of Trust**	2	2,168,000	1.11%	2	445,000	0.18%
	33	$196,050,000	100.00%	33	$247,473,000	100.00%

* Please see note (2) above
** Generally, our second trust deeds are junior to a first trust deed position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2006:

July - December 2006	$110,110,000
January - December 2007	85,940,000
$196,050,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2006 and March 31, 2006:

	June 30, 2006 Balance*	Portfolio Percentage	March 31, 2006 Balance*	Portfolio Percentage

Arizona	$31,403,000	16.02%	$44,868,000	18.13%
California	39,226,000	20.01%	53,397,000	21.58%
Hawaii	17,291,000	8.82%	35,291,000	14.26%
Nevada	23,549,000	12.01%	43,058,000	17.40%
New York	19,554,000	9.97%	19,571,000	7.91%
North Carolina	--	0.00%	1,583,000	0.64%
Oklahoma	7,682,000	3.92%	7,682,000	3.10%
Oregon	5,193,000	2.65%	5,193,000	2.10%
Texas	27,360,000	13.96%	24,219,000	9.79%
Washington	21,495,000	10.96%	9,314,000	3.76%
Wisconsin	3,297,000	1.68%	3,297,000	1.33%
Total	$196,050,000	100.00%	$247,473,000	100.00%

* Please see note (2) above

At June 30, 2006, our RightStar loans were non-performing (more than 90 days past due on interest payments or past due on principal). These loans are currently carried on our books at a value of approximately $7.4 million, net of allowance for loan losses of approximately $9.9 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. The following schedule summarizes the non-performing loans:

Description of Collateral	Balance June 30, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	03/31/2004	27	39% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,107,000	03/31/2004	27	65% of Part II
	$17,290,000

See review report of Independent Registered Public Accounting Firm.

*** Please refer to note (3) Specific Reserve Allowance below.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized over the 6 months term of the loan. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first deed of trust on the Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was approximately $429,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was approximately $242,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $476,000, to be recognized as unearned revenue and amortized over the next 6 months.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2006, we have provided a specific reserve related to the two loans secured by four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is $9,856,000. In addition, our Manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

The following is a roll-forward of the allowance for loan losses for the three months ended June 30, 2006:

Description	Balance March 31, 2006	Specific Reserve Allocation	RightStar Legal Reserve	Balance June 30, 2006
Specific allowance (3)	$10,734,000	$--	$(378,000)	$10,356,000
Total	$10,734,000	$--	$(378,000)	$10,356,000

(3)	Specific Reserve Allowance

RightStar Loan Allowance -RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004. The lenders commenced a judicial foreclosure on the loans, part I and part II, which is secured by a lien on the business and virtually all of the property of RightStar, which includes four cemeteries and eight mortuaries in Hawaii. The aggregate principal balance of the loan is approximately $32 million. The loans, part I and part II, are owned as follows:

See review report of Independent Registered Public Accounting Firm.

	Senior Principal Amount	Junior Principal Amount	Total
VRM I	$4,892,000	$4,415,000	$9,307,000
VRM II	9,108,000	8,183,000	17,291,000
Sunset Financial Resources, Inc.	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loans are subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

We and VRM I acquired the senior portion of the loan on July 14, 2005 for approximately $15.5 million of which our portion was approximately $10.1 million (including accrued interest of approximately $1.0 million). We and VRM I acquired this balance to expedite the foreclosure process and remove the prior senior lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. In exchange for assistance in expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan.

RightStar is currently being operated by a Court appointed Receiver, installed at the request of the lenders. A Special Master appointed by the State of Hawaii is currently administering the pre-need and perpetual care trust funds.

Foreclosure proceedings are being delayed by the State of Hawaii which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the nine month transition period ended March 31, 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated to be between $20 million and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. On April 20, 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. Our Manager believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

See review report of Independent Registered Public Accounting Firm.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $5.5 million during the nine month transition period ended March 31, 2006 and specifically allocated our general allowance of approximately $2.5 million to the RightStar loans. The increase in the reserve allowance includes approximately $1.0 million for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses. As of June 30, 2006 our specific reserve allowance on the RightStar loans totaled approximately $9.9 million.

Impairment on Restructured Loan— As of June 30, 2006, included in the specific reserve allowance is an impairment of $500,000 on a restructured loan.

In addition, our Manager had granted extensions on seven loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2006 was approximately $47.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of June 30, 2006.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of June 30, 2006, our Manager had provided approximately $10.4 million as a specific allowance for loan losses. At June 30, 2006, our RightStar loans were non-performing (more than 90 days past due on interest payments or past due on principal). These loans are currently carried on our books at a value of approximately $7.4 million, net of allowance for loan losses of approximately $9.9 million. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

See review report of Independent Registered Public Accounting Firm.

NOTE E — REAL ESTATE HELD FOR SALE

At June 30, 2006, we held five properties with a total carrying value of approximately $38.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale for the three months ended June 30, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at March 31, 2006	Acquisitions (Reductions)	Seller Financed Sales	Sales	Gain on Sale of Real Estate	Balance at June 30, 2006

Land containing (82) residential lots in Henderson, NV (2)	2/28/2003	34%	$1,262,000	$(13,000)	$--	$--	$--	$1,249,000

278 unit apartment complex in Fort Worth, TX “Windrush” (2)	8/2/2005	100%	8,059,000	--	--	--	--	8,059,000

One real estate parcel in Austin, TX (1)	3/2/2004	100%	298,000	--	--	(550,000)	252,000	--

Partially completed golf course on 570 acres of land near Austin, TX	8/3/2004	100%	5,333,000	5,000	--	--	--	5,338,000

150 unit condominium conversion in Houston, TX aka “The Club at Stablechase”	6/15/2005	100%	9,006,000	(25,000)	--	--	--	8,981,000

504 unit apartment complex in Austin, TX “Lakeview” (2)	6/7/2005	100%	14,468,000	--	--	--	--	14,468,000

			$38,426,000	$(33,000)	$--	$(550,000)	$252,000	$38,095,000

(1)	Sales of Real Estate Held for Sale for the Three Months Ended June 30, 2006:

During the three months ended June 30, 2006, we sold the parcel in Austin, Texas. Our net proceeds were approximately $550,000, resulting in a gain of approximately $252,000.

(2)	Sales Agreements for Real Estate Held for Sale:

We have entered into definitive agreements to sell three of the five properties included in real estate held for sale to third parties at or above book value for cash, as described below:

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $17.5 million. This will result in a net gain after taxes of approximately $1.2 million.

See review report of Independent Registered Public Accounting Firm.

•	We have entered into a sales agreement for the “Windrush” property at a price of $8 million, which approximates book value.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.27 million which will result in a gain of $18,000.

No assurance can be given that the foregoing sales contracts will close.

NOTE F — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At June 30, 2006, we held an interest in three properties with a total carrying value of $22.9 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM I, Fund III, the Manager, or other related and/or unrelated parties. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended June 30, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at March 31, 2006	Acquisitions	Adjustments	Principal Payments Received from Borrower	Balance at June 30, 2006

74 unit (90) bed assisted living facility in San Bernardino, CA	4/06/2004	100%	$7,350,000	$--	$--	$--	$7,350,000

126 unit (207) bed assisted living facility in Phoenix, AZ	9/08/2004	90%	8,113,000	--	--	--	8,113,000

Assisted living facility in Las Vegas, Nevada	9/23/2004	48%	7,424,000	--	--	--	7,424,000

			$22,887,000	$--	$--	$--	$22,887,000

We received $1,938,000 in payments from borrowers on the loans associated with the sale of the properties held as of June 30, 2006. These payments are recorded as a deposit liability.

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance with FAS 66.

NOTE G — RELATED PARTY TRANSACTIONS
From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

See review report of Independent Registered Public Accounting Firm.

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital received by us and Fund II from the sale of shares or membership units, paid monthly in arrears. The amount of management fees paid to our Manager for the three months ended June 30, 2006 and 2005 approximated $274,000 and $273,000, respectively.

As of June 30, 2006, Vestin Mortgage had an investment in us of approximately $1.1 million, which consists of certain costs paid on our behalf related to the registration and start-up costs. Vestin Mortgage has received 110,000 units from Fund II related to this investment, which were converted into VRM II shares when we merged with Fund II. For the three months ended June 30, 2005 we recorded pro-rata distributions owed to our Manager of approximately $45,000.

Transactions with Other Related Parties

During the three months ended June 30, 2006 and 2005, we incurred $42,000 and $24,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date. For the three months ended June 30, 2006, we received approximately $23,000 in principal payments.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million which resulted in a loss of approximately $829,000. In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005, of which our portion was $68,000. Payments will be recognized as income when received.

During June 2005, we took title to 133 units of a 150 unit condominium conversion know as “The Club at Stablechase” located in Houston, Texas. Our Manager has evaluated the carrying value of approximately $9.0 million and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of June 30, 2006. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of approximately $6,000 plus interest and maturing during June 2010. As of June 30, 2006, we received approximately $101,000 in principal and interest payments.

See review report of Independent Registered Public Accounting Firm.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our consideration received totaled $6,043,000. We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Income will be recognized when payments are received. As of June 30, 2006, we received approximately $137,000 in payments.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000.

NOTE I— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of June 30, 2006 we had no funds being used under any Inter-creditor Agreements where we have potential obligations.

NOTE J — NOTES PAYABLE

During the three months ended June 30, 2006, we paid two notes payable totaling $17.2 million in full.

In May 2006, we financed a 12 month E & O insurance policy for Directors and Officers liability, with an annual interest rate of 6.92%. The agreement required $60,000 down and nine monthly payments of approximately $27,000 beginning on May 27, 2006. At June 30, 2006 the outstanding balance of the note was approximately $186,000.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

See review report of Independent Registered Public Accounting Firm.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. were jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. had indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek had guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. The U.S. Supreme Court denied Desert Land’s Writ of Certiorari on June 12, 2006.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to us for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification.

In addition to the matters described above, our Manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the pending state court litigation involving Desert Land as further described above, the Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

See review report of Independent Registered Public Accounting Firm.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The United States Securities and Exchange Commission, (“SEC” or the “Commission”), conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, VRM I and Fund III (the “Vestin Entities”). We have fully cooperated during the course of the investigation.

The SEC Staff has notified the Vestin Entities that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were allegedly misleading. The Vestin Entities have engaged in discussions with the Staff regarding a possible resolution of this matter and have reached a tentative agreement, subject to Commission review and approval, to resolve the matter. Based upon these discussions, we currently believe that neither we nor VRM II and Fund III will be named as parties in the enforcement action. We do not know if the Commission will approve the proposed settlement.

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of RightStar International, Inc. (the “RightStar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against the allegations made by the State. The outcome of this litigation is unforeseeable at this time.

In addition to the matters described above, we are involved in a number of other legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. Other than the matters described above, we believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE N — DIVIDEND REQUIREMENT

To maintain our status as a REIT, we are required to make dividend distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income. All dividend distributions will be made at the discretion of our Board of Directors and will depend on our earnings, both tax and GAAP, financial condition, maintenance of REIT status and such other factors as the Board of Directors deems relevant.

NOTE O — SUBSEQUENT EVENTS

During July 2006, four of our loans in our investment in real estate loans totaling approximately $9.4 million were paid in full. In addition, $24.5 million was invested in new investments in real estate loans.

The Board of Directors declared a first quarter dividend of $0.16 per share on July 27, 2006 to be paid on August 21, 2006, to the stockholders of record as of August 7, 2006.

During July 2006 we sold a 504 unit apartment complex in Austin, Texas, for approximately $17.5 million. This resulted in a net gain after taxes of approximately $1.2 million.

During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.27 million resulting in a gain of $18,000.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarters ended June 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine month transition period ended March 31, 2006 (not presented herein); and in our report dated June 6, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
July 24, 2006

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended June 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the nine month transition period ended March 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of our Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. As of June 30, 2006, we have provided a specific allowance of approximately $9.9 million on loans secured by 4 cemeteries and 8 mortuaries in Hawaii and $500,000 for an impairment on a restructured loan. For additional information see “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q. Non-performing assets, net of allowance for loan losses, totaled approximately $45.5 million or 15.9% of our total assets as of June 30, 2006 as compared to $65.1 million or 21.0% of our total assets as of March 31, 2006. At June 30, 2006, non-performing assets consist of approximately $38.1 million of real estate held for sale not sold through seller financing and approximately $7.4 million of non-performing loans, net of allowance for loan losses. We have entered into definitive agreements to sell three of the five properties included in real estate held for sale to third parties at or above book value for cash. No assurance can be given that the sales contracts for the properties will actually close. During July 2006 we sold a 504 unit apartment complex in Austin, Texas, for approximately $17.5 million. This resulted in a net gain after taxes of approximately $1.2 million. During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.27 million resulting in a gain of $18,000. The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have for dividend distribution to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of June 30, 2006 was 17 months, compared to 16 months at March 31, 2006.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of June 30, 2006, was 71.54% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of June 30, 2006 our loans were in the following states; Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas, Washington and Wisconsin.

Summarization of Financial Results

	For the Three Months Ended June 30,
	2006	2005

Total Revenues	$5,306,000	$5,757,000
Total Operating Expenses	834,000	4,354,000
Total Income (Loss) from Real Estate Held for Sale	$266,000	$(1,519,000)

NET INCOME (LOSS)	$4,738,000	$(116,000)

Net Income Allocated to Members Per Weighted Average Members’ Units		$(0.00)

Basic and Diluted Earnings Per Common Share	$0.16

Weighted Average Common Shares / Members’ Units	29,838,442	32,779,034

Annualized Rate of Return to Members’ (a)	--	-0.14%

Dividends / Cash Distributions	$--	$4,595,000

Dividends / Cash Distributions Per Weighted Average Common Share / Members’ Units	$--	$0.14

Weighted Average Term of Outstanding Loans	17 months	18 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of June 30, 2005 divided by the number of days during the period (91 days for the three months ended June 30, 2005) and multiplied by three hundred sixty five (365) days, then divided by ten (the cost per unit).

Total Revenues: For the three months ended June 30, 2006 total revenues decreased by approximately $0.5 million or 9% compared to the same period in 2005 due in significant part to the following factors:

•
Our interest income decreased by approximately $1 million as a result of a decrease in investments in real estate loans. Investment in real estate loans, net of allowance, declined by $55.6 million form $217.6 million at June 30, 2005 to $161.9 million at June 30, 2006. the decline in investments in real estate loans is attributable to the reduction in capital, resulting from membership unit redemptions, we had available for investments. See further discussion in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. Fund II’s capital was reduced by redemptions of membership units of approximately $30.5 million paid to its’ members during the nine months ended March 31, 2006.

This decline was partially offset by the following items:

•
During the three months ended June 30, 2006, we recorded a gain of approximately $252,000 on the sale of a real estate parcel in Austin, Texas. There was no gain on sale of real estate held for sale during the same period in 2005.

•
Included in other income is bank interest income earned on cash accounts held at banking institutions. Bank interest income increased by approximately $547,000 for the three months ended June 30, 2006 compared to the same period in 2005. This increase is due to the increase of approximately $48.5 million in cash and cash equivalents as of June 30, 2006 compared to June 30, 2005. The increase in cash is attributable to the proceeds received from loan payoffs of approximately $114.8 million during the three months ended June 30, 2006.

Total Expenses: For the three months ended June 30, 2006, total expenses were approximately $834,000 compared to approximately $4.4 million for the three months ended June 30, 2005, a decrease of approximately $3.5 million or 81%. Expenses were primarily affected by the following factors:

•
During the three months ended June 30, 2005, expenses were significantly impacted by the recognition of additions for loan loss of approximately $2.3 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii and $500,000 for an impairment on a restructured loan. See “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. There were no additions to the provision for loan loss during the three months ended June 30, 2006.

•	Interest expense decreased by approximately $279,000 primarily due to the payoffs of secured borrowing of approximately $25.7 million from June 30, 2005 to June 30, 2006.

•
Professional fees decreased approximately $575,000 for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to expenses incurred on a restructured loan during the three months ended June 30, 2005.

Total Income(Loss) from Real Estate Held for Sale: For the three months ended June 30, 2006, total income from real estate held for sale increased by approximately $1.7 million or 118% compared to the same period in 2005 due in significant part to the following factors:

•
During the three months ended June 30, 2006, we recorded approximately $1.5 million in rental revenue related to three apartment complexes which are classified as real estate held for sale. During the same period in 2005, we recognized approximately $203,000 in rental revenue which represented one month of rental revenue for one apartment complex located in Austin, Texas. We will continue to recognize rental revenue from these properties until they are sold.

•
During the three months ended June 30, 2005 we recorded a charge of approximately $1.3 million in connection with two write downs on real estate for sale related to a 126 unit assisted living facility in Phoenix, Arizona and residential lots in Henderson, Nevada. There were no write downs on real estate held for sale during the three months ended June 30, 2006.

These increases were offset by the increase in expenses related to real estate held for sale during the three months ended June 30, 2006 compared to the same period in 2005. The increase is primarily due to expenses of approximately $1.5 million related to the three real estate owned apartment complexes incurred during the three months ended June 30, 2006. We will continue to incur rental expenses until these properties are sold.

Net Income (Loss): Overall, net income (loss) for the three months ended June 30, 2006 and 2005 totaled approximately $4.7 million and $(116,000), respectively.

Dividends. To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income. The Board of Directors declared a first quarter dividend of $0.16 per share on July 27, 2006 to be paid on August 21, 2006, to the stockholders of record as of August 7, 2006.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in real estate loans. Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage an annual management fee of up to 0.25% of our aggregate capital received by us and Fund II from the sale of shares or membership units.

During the three months ended June 30, 2006, cash flows provided by operating activities approximated $4.5 million. Investing activities consisted of cash provided by loan payoffs of approximately $114.8 million. Cash used for new investments and purchases of real estate loans totaled approximately $62.3 million, and proceeds from the sale of real estate held for sale totaled approximately $0.6 million. In addition, investing activities consisted of the purchase of $14.0 million in certificates of deposit. Financing activities consisted of payments on notes payable in the amount of approximately $17.2 million.

At June 30, 2006, we had approximately $45.3 million in cash, $14.7 million in certificates of deposit, and approximately $286.4 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, dividend distribution reinvestments by our stockholders and arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program. The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling $7.4 million and $38.1 million, respectively, as of June 30, 2006 compared to $26.6 million and $38.4 million, respectively, as of March 31, 2006. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

As of June 30, 2006, we had no funds being used under Inter-creditor Agreements where we have potential obligations as defined above compared to $11.6 million at March 31, 2006.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 33 real estate loans as of June 30, 2006, with a balance of $196.1 million as compared to investments in 33 real estate loans as of March 31, 2006, with a balance of $247.5 million.

At June 30, 2006, our RightStar loans were non-performing (more than 90 days past due on interest payments or past due on principal). These loans are currently carried on our books at a value of approximately $7.4 million, net of allowance for loan losses of approximately $9.9 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized over the 6 months term of the loan. The terms of the loan are 9% due in 6 months, with an option to extend for an additional 6 months for a fee.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was approximately $429,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was approximately $242,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $476,000, to be recognized as unearned revenue and amortized over the next 6 months.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2006, we have provided a specific reserve related to the four cemeteries and eight mortuaries in Hawaii, of which our portion of the specific reserve is approximately $9.9 million. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the three months ended June 30, 2006, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2006, we held five properties with a total carrying value of approximately $38.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. We have entered into definitive agreements to sell three of the five properties included in real estate held for sale to third parties at or above book value for cash, as described below:

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $17.5 million. This resulted in a net gain after taxes of approximately $1.2 million.

•	We have entered into a sales agreement for the “Windrush” property at a price of $8 million, which approximates book value.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, Nevada, for approximately $3.8 million, of which we received approximately $1.27 million resulting in a gain of $18,000.

No assurance can be given that the sales contracts for the properties will actually close. For additional information on our investments in real estate held for sale, refer to Note E -Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item Financial Statements of this Report Form 10-Q.

Investments in Real Estate Held for Sale — Seller Financed

At June 30, 2006, we held an interest in three properties with a total carrying value of approximately $22.9 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM I, Fund III, the Manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note G -Real Estate Held for Sale-Seller Financed of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligation at June 30, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note Payable	$186,000	$186,000	$--	$--	$--
Total	$186,000	$186,000	$--	$--	$--

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$2,395,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$11,976,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(2,395,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(11,976,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$1,960,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$9,802,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(1,960,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(9,802,000)

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

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include:

•	Declines in real estate market conditions that can cause a decrease in expected market value;

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

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

Real Estate Held for Sale - Seller Financed

We occasionally finance sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66 requires the buyer of the real estate to make minimum and initial continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

Because we occasionally foreclose on loans with raw land or developments in progress, available financing for such properties is often limited and we frequently provide financing up to 100% of the selling price on these properties. In addition, we may make additional loans to the buyer to continue development of a property. Although sale agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66. These sale agreements are not recorded as a sale until the requirements of FAS 66 are met.

These sales agreements are recorded under the deposit method or cost recovery method as defined in FAS 66. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet. Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold. Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet. The carrying values of these properties are included in real estate held for sale on the accompanying consolidated balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans, including those that are financed under Inter-creditor Agreements. At June 30, 2006, our aggregate investment in real estate loans was approximately $161.9 million, net of allowance, with a weighted average effective interest rate of 9.74%. We had no loans financed under inter-creditor agreements at June 30, 2006 which would be classified as assets under secured borrowing. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at June 30, 2006 was 17 months. All of the outstanding real estate loans at June 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and one has an exit fee.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for dividend distribution to stockholders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in real estate loans held in our portfolio as of June 30, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of June 30, 2006.

	Interest Earning Assets Aggregated by Maturity at June 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$110,110,000	$85,940,000	$--	$--	$--	$196,050,000

Weighted Average Interest Rates	9.63%	9.88%	--%	--%	--%	9.74%

At June 30, 2006, we also had approximately $60 million invested in cash, cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of June 30, 2006 as discussed below.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, management identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
We did not adequately implement certain controls over investments in real estate loans, specifically relating to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. We also identified errors in recording transactions specifically related to interest income from investment in real estate loans. These areas included logical access security controls to the computer database, and we have therefore identified a material weakness in our information technology general controls as of June 30, 2006.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, management has established and implemented controls, policies and procedures, which are being tested, within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls. Management will also continue evaluating controls related to the recognition of interest income from investment in real estate loans to determine whether additional controls and procedures should be implemented.

Changes in Internal Control Over Financial Reporting

Our management has commenced with the remediation plan discussed above which includes establishing and implementing controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Additionally, our management has implemented controls and procedures related to the recognition of interest income from investment in real estate loans. These controls have been implemented and will be tested during our quarter ending September 30, 2006 to determine their effectiveness.

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

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of June 30, 2006, or for any prior periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note L Legal Matters Involving the Manager and Note M Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company’s Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(3)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1(3)	Articles of Incorporation of the Registrant
3.2(3)	Bylaws of the Registrant
3.3(3)	Form of Articles Supplementary of the Registrant
4.1(3)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(4)	Specimen Common Stock Certificate
4.3(3)	Form of Rights Certificate
10.1(3)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(3)	Form of Rights Agreement between the Registrant and the rights agent
10.3(1)	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund
10.4(1)	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund III, LLC and Western United Life Assurance Company
10.5(1)	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.6(1)	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund
10.7(1)	Participation Agreement, dated May 13, 2004, by and among the Registrant, Vestin Fund I, LLC, Vestin Fund III, LLC and Royal Bank of America
21.1(4)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(5)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 20, 2005 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 5 to our Form S-4 Registration Statement filed on December 20, 2005 (File No. 333-125121).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(4)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(5)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on June 7, 2006 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	July 28, 2006
Michael V. Shustek	(Principal Executive Officer)

/s/ John W. Alderfer	Chief Financial Officer and Director	July 28, 2006
John W. Alderfer	(Principal Financial and Accounting Officer)

/s/ Robert J. Aalberts	Director	July 28, 2006
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	July 28, 2006
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	July 28, 2006
Roland M. Sansone