Form 10-Q
period 2006-09-30
Vestin Realty Mortgage II, Inc
filed 2006-10-26
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [   ] No [X]

As of October 25, 2006, there were 29,859,597 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	March 31, 2006
	(UNAUDITED)
Assets
Cash	$7,914,000	$17,820,000
Certificates of deposit	4,325,000	700,000
Investment in marketable securities - related party	1,478,000	--
Interest and other receivables, net of allowance of $160,000 at September 30, 2006 and $183,000 at March 31, 2006	2,641,000	3,434,000
Note receivable, net of allowance of $1,973,000 at September 30, 2006 and $2,096,000 at March 31, 2006	759,000	810,000
Real estate held for sale	14,294,000	38,426,000
Real estate held for sale - seller financed	22,887,000	22,887,000
Investment in real estate loans, net of allowance for loan losses of $10,123,000 at September 30, 2006 and $10,734,000 at March 31, 2006	233,306,000	212,928,000
Assets under secured borrowings	--	11,611,000
Other assets	185,000	63,000

Total assets	$287,789,000	$308,679,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$787,000	$631,000
Due to Manager	--	250,000
Due to Vestin Originations	13,000	--
Secured borrowings	--	11,611,000
Note payable	107,000	17,200,000
Deposit liability	3,821,000	1,365,000
Unearned revenue	907,000	--
Dividend liability	1,792,000	--
Income tax liability	452,000	--

Total liabilities	7,879,000	31,057,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,859,597 shares issued and outstanding at September 30, 2006 and 29,838,442 shares issued and outstanding at March 31, 2006	3,000	3,000
Additional paid in capital	277,741,000	277,619,000
Retained earnings	2,329,000	--
Accumulated other comprehensive loss	(163,000)	--

Total stockholders' equity	279,910,000	277,622,000

Total liabilities and stockholders' equity	$287,789,000	$308,679,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenues
Interest income from investment in real estate loans	$5,096,000	$6,508,000	$9,737,000	$12,149,000
Gain on sale marketable securities	--	10,000	--	10,000
Other income	550,000	453,000	1,215,000	569,000
Total revenues	5,646,000	6,971,000	10,952,000	12,728,000

Operating expenses
Management fees - related party	274,000	273,000	548,000	546,000
Provision for loan loss	--	--	--	2,726,000
Interest expense	3,000	151,000	239,000	621,000
Professional fees	286,000	73,000	480,000	843,000
Professional fees - related party	34,000	19,000	58,000	43,000
Other	210,000	6,000	404,000	20,000
Total operating expenses	807,000	522,000	1,729,000	4,799,000

Income from Operations	4,839,000	6,449,000	9,223,000	7,929,000

Income from real estate held for sale
Revenue related to real estate held for sale	938,000	1,000,000	2,441,000	1,203,000
Net gain on sale of real estate held for sale	1,472,000	--	1,725,000	-
Expenses related to real estate held for sale	(849,000)	(1,639,000)	(2,251,000)	(2,209,000)
Write downs on real estate held for sale	--	--	--	(1,229,000)
Total income (loss) from real estate held for sale	1,561,000	(639,000)	1,915,000	(2,235,000)

Income before provision for income taxes	6,400,000	5,810,000	11,138,000	5,694,000

Provision for income taxes	452,000		452,000

NET INCOME	$5,948,000	$5,810,000	$10,686,000	$5,694,000

Basic and diluted earnings per common share	$0.20		$0.36

Dividends declared per common share	$0.28		$0.28

Net income per weighted average membership unit		$0.18		$0.17

Weighted average common shares / membership units	29,845,807	32,851,440	29,842,145	32,815,435

 The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at March 31, 2006	--	$--	29,838,442	$3,000	$277,619,000	$--	$--	$277,622,000

Comprehensive Income:

Net Income						10,686,000		10,686,000

Unrealized Loss on Marketable Securities							(163,000)	(163,000)

Total Comprehensive Income								10,523,000

Dividends to Stockholder $0.28 per common share						(8,357,000)		(8,357,000)

Reinvestment of Dividends			21,155	--	122,000			122,000

Stockholders' Equity at September 30, 2006	--	$--	29,859,597	$3,000	$277,741,000	$2,329,000	$(163,000)	$279,910,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,686,000	$5,694,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision of doubtful accounts related to receivable	--	2,726,000
Recovery of losses on the sale of real estate held for sale	--	(48,000)
Gain /loss on sale of marketable securities	--	(10,000)
Write down of real estate held for sale	--	1,229,000
Gain on sale of real estate held for sale	(1,725,000)	--
Provision for loan loss	(611,000)	--
Amortized interest income	(730,000)	--
Provision for income taxes	452,000	--
Interest income accrued to loan balance	--	122,000
Change in operating assets and liabilities:
Interest and other receivables	665,000	147,000
Due to Manager	(250,000)	(414,000)
Due to Vestin Group	--	(1,000)
Due to Vestin Originations	13,000	--
Due to VRM I	--	(70,000)
Note receivable	--	48,000
Prepaid expenses	117,000	(98,000)
Accounts payable and accrued liabilities	156,000	431,000
Net cash provided by operating activities	8,773,000	9,756,000

Cash flows from investing activities:
Investments in real estate loans	(128,542,000)	(68,669,000)
Purchase of investments in real estate loans including interest receivable of $958,000.	--	(10,065,000)
Purchase of investments in real estate loans from:
Fund III	(4,900,000)	(5,500,000)
Other related parties	--	(13,889,000)
Third Party	(13,000,000)	(8,334,000)
Proceeds from loan payoff	127,783,000	89,472,000
Sale of investments in real estate loans to:
VRM I	--	600,000
Fund III	--	5,000,000
Other related parties	--	7,000,000
Third party	50,000	12,500,000
Proceeds from sale of investment in real estate held for sale	25,857,000	1,265,000
Proceeds from note receivable	50,000	--
Purchase of marketable securities	--	(5,884,000)
Purchase of marketable securities - related party	(1,641,000)	--
Cash proceeds form local agency bond	--	9,141,000
Purchase of fixed asset	--	(7,000)
Purchase of certificates of deposit	(17,061,000)	---
Proceeds from investments in certificates of deposit	13,436,000	--
Unearned revenue proceeds related to loan restructuring	607,000	--
Deposit liability	2,456,000	(713,000)
Net cash provided by investing activities	$5,095,000	$11,917,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from financing activities:
Payment on note payable	$(17,331,000)	$--
Dividends to stockholders, net of reinvestments	(6,343,000)	--
Dividends to stockholders, net of reinvestments - related party	(100,000)
Members' distributions, net of reinvestments	--	(7,303,000)
Members' distributions, net of reinvestments - related party	--	(29,000)
Members' redemptions	--	(2,000)
Net cash used in financing activities	(23,774,000)	(7,334,000)

NET CHANGE IN CASH	(9,906,000)	14,339,000

Cash, beginning of period	17,820,000	10,128,000

Cash, end of period	$7,914,000	$24,467,000

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$239,000	$666,000

Non-cash investing and financing activities:
Loans funded through secured borrowings	$--	$20,949,000
Loan payoffs of loans funded through secured borrowings	$11,611,000	$--
Real estate held for sale acquired through foreclosure	$--	$17,928,000
Note payable relating to prepaid directors and officers liability insurance policy	$238,000	$--
Unrealized gain on marketable securities	$--	$123,000
Unrealized loss on marketable securities - related party	$(163,000)	$--
Receivable related to loan rewritten with same or similar property, net of allowance, as collateral applied to unearned income	$127,000	$--
Other receivable related to local agency bond liquidation	$--	$446,000
Unearned revenue from loans rewritten with same or similar property as collateral	$427,000	$--
Accrued dividend liability	$1,792,000	$--
Deferred gain on sale of real estate where we provided the financing	$--	$1,357,000
Sale of real estate held for sale where we provided the financing	$--	$8,114,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC
(SUCCESSOR TO VESTIN FUND II, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the Manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our Manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. which has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

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

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans which include principal and interest payments. As of September 30, 2006, these two loans had a balance of approximately $18.5 million and have terms ranging from 12 to 36 months, maturing in the next 15 months. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2006, we had $97.6 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $134.0 million, including participating lenders. These loans had interest reserves of approximately $7.2 million, of which our portion was $5.2 million. At March 31, 2006, we had $8.5 million invested in real estate loans which had interest reserves where the total outstanding principal was approximately $14.7 million, including participating lenders. These loans had interest reserves of approximately $1.6 million, of which our portion was $0.8 million.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry we perform will not reveal material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

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

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements. As of September 30, 2006, we have no outstanding secured borrowing arrangements.

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM I. The securities are stated at fair value as determined by the market price as of September 30, 2006. All securities are classified as available -for-sale under the provisions of FAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

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

See review report of Independent Registered Public Accounting Firm.

At September 30, 2006 and March 31, 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $251.2 million and $232.9 million, respectively. At September 30, 2006 we had no assets under secured borrowings. The estimated fair value of assets under secured borrowings, as of March 31, 2006, was approximately $11.6 million. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 - Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. We had no outstanding common shares equivalents during the period presented. The following is a computation of the EPS data for the six months ended September 30, 2006:

For the Six Months Ended September 30, 2006

Net income available to common stockholders	$10,686,000

Weighted average number of common shares outstanding during the period	29,842,145

Basic and diluted earnings per common share	$0.36

Net Income Allocated to Members Per Weighted Average Membership Unit

Because Fund II was an LLC prior to the merger, it stated net income allocated to members per weighted average members’ unit, which is computed by dividing net income calculated in accordance with GAAP by the weighted average number of members’ units outstanding for the period. The following is a computation of the net income per weighted average unit for the six months ended September 30, 2005:

For the Six Months Ended September 30, 2005

Net income available to members	$5,694,000

Weighted average number of members’ units outstanding during the period	32,815,435

Net income per weighted average members’ unit	$0.17

Common Stock Dividends

Common stock dividends declared during the six months ended September 30, 2006, were $0.28 per common share. The Board of Directors declared a monthly cash dividend of $0.065 per share for the month of September 2006 on October 24, 2006 to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

Segments

We operate as one business segment.

See review report of Independent Registered Public Accounting Firm.

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

Certain assets of the Company are held in a taxable REIT subsidiary. The income of a taxable REIT subsidiary is subject to federal and state income taxes. For the six months ended September 30, 2006, the Company’s taxable REIT subsidiary recorded an income tax provision of $452,000.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2006 and March 31, 2006, we had $11.8 million and $19.7 million, respectively, in excess of the federally insured limits.

As of September 30, 2006, 24%, 22%, 12% and 10% of our loans were in California, Nevada, Arizona and Texas, respectively, compared to 22%, 17%, 18% and 10%, at March 31, 2006, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At September 30, 2006, the aggregate amount of loans to our three largest borrowers represented 24% of our total investment in real estate loans. These real estate loans consisted of acquisition and development, commercial and construction loans, located in California , New York and Washington with a first lien position, earning between 8% and 12%, with an aggregate outstanding balance of approximately $63.9 million and maturing from October 2006 through May 2007. At March 31, 2006, the aggregate amount of loans to our three largest borrowers represented 32% of our total investment in real estate loans. These real estate loans consisted of land and acquisition and development loans, located in Nevada, Arizona and California, with a first lien position, earning between 8% and 12%, with an aggregate outstanding balance of approximately $79.5 million and maturing from April 2006 through September 2006. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans which include principal and interest payments. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2006 and March 31, 2006, we had four real estate loan products consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans as of September 30, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	5	$34,695,000	9.06%	13.06%	73.06%
Commercial	19	130,241,000	9.59%	49.01%	77.48%
Construction	3	27,186,000	12.00%	10.23%	60.91%
Land	11	73,616,000	11.25%	27.70%	59.70%
	38	$265,738,000	10.23%	100.00%	70.28%

Investments in real estate loans as of March 31, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$51,603,000	9.76%	20.85%	48.82%
Commercial	23	127,159,000	9.10%	51.38%	74.04%
Construction	3	15,781,000	12.00%	6.38%	62.21%
Land	4	52,930,000	11.55%	21.39%	58.54%
	33	$247,473,000	9.96%	100.00%	64.62%

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheet. The contra accounts represent the amount of real estate held for sale sold to third parties where the Company provided financing. GAAP requires the borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow the Company to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	September 30, 2006 Balance	March 31, 2006 Balance
Balance Per Loan Portfolio	$265,738,000	$247,473,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(22,887,000)	(22,887,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	1,934,000	432,000
Unrealized Gain on Seller Financed Loans	(1,356,000)	(1,356,000)
Allowance for Loan Losses	(10,123,000)	(10,734,000)
Balance per Balance Sheet	$233,306,000	$212,928,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of priority of real estate loans as of September 30, 2006 and March 31, 2006:

Loan Type	Number of Loans	September 30, 2006 Balance*	Portfolio Percentage	Number of Loans	March 31, 2006 Balance*	Portfolio Percentage

First Deeds of Trust	36	$263,189,000	99.04%	31	$247,028,000	99.82%
Second Deeds of Trust**	2	2,549,000	0.96%	2	445,000	0.18%
	38	$265,738,000	100.00%	33	$247,473,000	100.00%

* Please see note (2) above
** Generally, our second trust deeds are junior to first trust deed positions held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2006:

October 2006 - December 2006	$103,566,000
January 2007 - March 2007	26,505,000
April 2007 - June 2007	40,290,000
July 2007 - September 2007	56,823,000
October 2007 - December 2007	38,554,000
Thereafter	--
Total	$265,738,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2006 and March 31, 2006:

	September 30, 2006 Balance*	Portfolio Percentage	March 31, 2006 Balance*	Portfolio Percentage

Arizona	$32,644,000	12.28%	$44,868,000	18.13%
California	64,740,000	24.36%	53,397,000	21.58%
Hawaii	17,291,000	6.51%	35,291,000	14.26%
Mississippi	5,222,000	1.97%	--	--%
Nevada	57,223,000	21.53%	43,058,000	17.40%
New York	19,554,000	7.36%	19,571,000	7.91%
North Carolina	--	--%	1,583,000	0.64%
Oklahoma	7,682,000	2.89%	7,682,000	3.10%
Oregon	16,560,000	6.23%	5,193,000	2.10%
Texas	25,953,000	9.77%	24,219,000	9.79%
Washington	18,869,000	7.10%	9,314,000	3.76%
Wisconsin	--	--%	3,297,000	1.33%
Total	$265,738,000	100.00%	$247,473,000	100.00%

* Please see note (2) above

At September 30, 2006, the following four loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $35.3 million, net of allowance for loan losses of approximately $9.6 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.
See review report of Independent Registered Public Accounting Firm.

•
RightStar (Part I & Part II) are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of $32 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II). The lenders commenced a judicial foreclosure on the loans, Part I and Part II.

•
Monterrey Associates, L.P., a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $2.2 million. The loan is two months in arrears in payments of interest. Our Manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Rio Vista Nevada, LLC, a loan secured by 480 residential building lots located within the Rio Vista Master Planned Community in Cathedral City, CA with an outstanding balance of approximately $30 million of which our portion is approximately $25.5 million. The loan is one month in arrears in payment of interest. Our Manager is assisting the borrower in selling the property to satisfy the principal balance of the loan and accrued interest. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans:

Description of Collateral	Balance September 30, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	03/31/2004	30	45% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,108,000	03/31/2004	30	65% of Part II
248-unit apartment complex in Oklahoma City, OK	2,155,000	09/01/2006	1	49%
480 residential building lots in Rio Vista Master Planned Community in Cathedral City, CA	25,476,000	10/25/2006	1	86%
	$44,922,000

*** Please refer to note (3) Specific Reserve Allowance below.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized through March 2007, the maturity of the loan. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months for a fee.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was approximately $429,000.

See review report of Independent Registered Public Accounting Firm.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was approximately $242,000.

•
Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $476,000, to be recognized as unearned revenue and amortized through March 2007, the maturity of the loan.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2006, we have provided a specific reserve related to the two loans secured by 4 cemeteries and 8 mortuaries in Hawaii (“RightStar loans”), of which our portion of the specific reserve is $9,623,000. In addition, our Manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the six months ended September 30, 2006:

Description	Balance March 31, 2006	Specific Reserve Allocation	RightStar Legal Reserve	Balance September 30, 2006
Specific allowance (3)	$10,734,000	$--	$(611,000)	$10,123,000
Total	$10,734,000	$--	$(611,000)	$10,123,000

(3)	Specific Reserve Allowance

RightStar Loan Allowance -RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004. The lenders commenced a judicial foreclosure on the loans, part I and part II, which is secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii. The aggregate principal balance of the loan is approximately $32 million. The loans, part I and part II, are owned as follows:

	Senior Principal Amount (Part II)	Junior Principal Amount (Part I)	Total
VRM I	$4,892,000	$4,415,000	$9,307,000
VRM II	9,108,000	8,183,000	17,291,000
Sunset Financial Resources, Inc.	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loans are subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

See review report of Independent Registered Public Accounting Firm.

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

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

Foreclosure proceedings are being delayed by the State of Hawaii which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the nine month transition period ended March 31, 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated to be between $20 million and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit. On April 20, 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $5.5 million during the nine month transition period ended March 31, 2006 and specifically allocated our general allowance of approximately $2.5 million to the RightStar loans. The increase in the reserve allowance included approximately $1.0 million for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses. As of September 30, 2006 our specific reserve allowance on the RightStar loans totaled approximately $9.6 million, which includes a legal reserve balance of approximately $389,000.

Impairment on Restructured Loan— As of September 30, 2006, included in the specific reserve allowance is an impairment of $500,000 on a restructured loan.

In addition, our Manager had granted extensions on eleven loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2006 was approximately $85.9 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2006.

See review report of Independent Registered Public Accounting Firm.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of September 30, 2006, our Manager had provided approximately $10.1 million as a specific allowance for loan losses. At September 30, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $35.3 million, net of allowance for loan losses of approximately $9.6 million for the RightStar loans. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — REAL ESTATE HELD FOR SALE

At September 30, 2006, we held two properties with a total carrying value of approximately $14.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the six months ended September 30, 2006:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance March 31, 2006	Acquisitions (Reductions)	Seller Financed Sales	Proceeds from Sales	Gain (Loss) on Sale of Real Estate	Balance at September 30, 2006

Land containing (82) residential lots in Henderson, NV (1)	2/28/2003	34%	$1,262,000	$(13,000)	$--	$(1,270,000)	$21,000	$--

278 unit apartment complex in Fort Worth, TX “Windrush” (1)	8/2/2005	100%	8,059,000	--	--	(7,886,000)	(173,000)	--

One real estate parcel in Austin, TX (1)	3/2/2004	100%	298,000	--	--	(550,000)	252,000	--

Partially completed golf course on 570 acres of land near Austin, TX	8/3/2004	100%	5,333,000	5,000	--	--	--	5,338,000

150 unit condominium conversion in Houston, TX aka “The Club at Stablechase”	6/15/2005	100%	9,006,000	(50,000)	--	--	--	8,956,000

504 unit apartment complex in Austin, TX “Lakeview” (1)	6/7/2005	100%	14,468,000	--	--	(16,093,000)	1,625,000	--

			$38,426,000	$(58,000)	$--	$(25,799,000)	$1,725,000	$14,294,000

(1)	Sales of Real Estate Held for Sale for the Six Months Ended September 30, 2006:

During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were approximately $550,000, resulting in a gain of approximately $252,000.

During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million which resulted in a net gain of $21,000.

During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8.0 million, resulting in net proceeds of approximately $7.9 million. This resulted in a net loss of approximately $173,000.

NOTE F — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At September 30, 2006, we held an interest in three properties with a total carrying value of $22.9 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM I, Fund III, the Manager, or other related and/or unrelated parties. The summary below includes our percentage of ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the six months ended September 30, 2006:
See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at March 31, 2006	Acquisitions	Sales	Balance at September 30, 2006

74 unit (90) bed assisted living facility in San Bernardino, CA (1)	4/06/2004	100%	$7,350,000	$--	$--	$7,350,000

126 unit (207) bed assisted living facility in Phoenix, AZ (2)	9/08/2004	90%	8,113,000	--	--	8,113,000

Assisted living facility in Las Vegas, Nevada (3)	9/23/2004	48%	7,424,000	--	--	7,424,000

			$22,887,000	$--	$--	$22,887,000

(1)
During October 2005, we sold the 74 unit (90 bed) assisted living facility in San Bernardino, CA and financed 97% of the purchased price of $7.6 million maturing in November 2006. The transaction resulted in a $200,000 deferred gain, which will be recognized once the equity requirement has been met. We have received approximately $672,000 in payments for the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met.

(2)
During August 2005, we and VRM II sold the 126 unit (207 bed) assisted living facility in Phoenix, AZ and financed 100% of the purchased price of $10.5 million maturing in January 2007. The transaction resulted in a $1.4 million deferred gain, which will be recognized once the equity requirement has been met. We have received approximately $2.1 million in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met.

(3)
During September 2004, we and VRM I sold an assisted living facility in Las Vegas, NV and financed 100% of the purchased price of $15.3 million maturing in September 2007. The transaction resulted in no gain or loss. We have received approximately $1.1 in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance with FAS 66.

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

Transactions with the Manager

Our Manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly. The amount of management fees paid to our Manager for the six months ended September 30, 2006 and 2005 approximated $548,000 and $546,000, respectively.

As of September 30, 2006, Vestin Mortgage owned 197,345 of our common shares. For the six months ended September 30, 2006 we paid approximately $33,000 in dividends to our manager based on the number of shares they held on the dividend record date. For the six months ended September 30, 2005 we recorded pro-rata distributions owed to our Manager of approximately $29,000.

See review report of Independent Registered Public Accounting Firm.

Transactions with Other Related Parties

As of September 30, 2006, VRM I owned 286,658 of our common shares. For the six months ended September 30, 2006 we paid approximately $60,000 in dividends to VRM I based on the number of shares they held on the dividend record date.

As of September 30, 2006, we owned 236,557 common shares of VRM I.

During the six months ended September 30, 2005, we sold $600,000 in real estate loans to VRM I. No gain or loss resulted from these transactions.

As of September 30, 2006, Fund III owned 121,685 of our common shares. For the six months ended September 30, 2006 we paid approximately $7,000 in dividends to Fund III based on the number of shares they held on the dividend record date.

During the six months ended September 30, 2006 and 2005, we purchased $4.9 million and $5.5 million in real estate loans from Fund III. During the six months ended September 30, 2005 we sold $5 million in real estate loans to Fund III. No gain or loss resulted form these transactions.

During the six months ended September 30, 2005, we purchased approximately $13.9 million in real estate loans from inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. No gain or loss resulted from these transactions.

During the six months ended September 30, 2005, we sold $7 million in real estate loans to inVestin Nevada, Inc. No gain or loss resulted from this these transactions.

During the six months ended September 30, 2006 and 2005, we incurred $58,000 and $43,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date. For the six months ended September 30, 2006, we received approximately $23,000 in principal payments. The outstanding balance as of September 30, 2006 was $305,000, net of allowance.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million which resulted in a loss of approximately $829,000. In addition, during September 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was approximately $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors are entitled to a discount of $782,000 from the principal balance in the event the entire balance is paid by December 2006. The first installment was received and recognized as income in July 2005, of which our portion was $68,000. Payments will be recognized as income when received. This note is fully reserved.

See review report of Independent Registered Public Accounting Firm.

During June 2005, we took title to 133 units of a 150 unit condominium conversion know as “The Club at Stablechase” located in Houston, Texas. Our Manager has evaluated the carrying value of approximately $9.0 million and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2006. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of approximately $6,000 plus interest and maturing during September 2010. This note is fully reserved. In addition, the guarantors entered into a second unsecured note totaling $125,000. These notes were paid in full during October 2006.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $6,043,000. We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009 payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire balance of the promissory note. Income will be recognized when payments are received. As of September 30, 2006, we received approximately $197,000 in payments. This note is fully reserved.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for $5.5 million, of which our portion was $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000. The purchaser has defaulted on the note and our manager is pursuing litigation. Our portion of the outstanding balance as of September 30, 2006 was $329,000.

NOTE I— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through Inter-creditor Agreements are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of September 30, 2006 we had no funds being used under any Inter-creditor Agreements where we have potential obligations.

NOTE J — NOTES PAYABLE

During the six months ended September 30, 2006, two notes payable totaling $17.2 million were paid in full.

See review report of Independent Registered Public Accounting Firm.

In May 2006, we financed a 12 month insurance policy for Directors and Officers liability, with an annual interest rate of 6.92%. The agreement required a down payment of $60,000 and nine monthly payments of approximately $27,000 beginning on May 27, 2006. At September 30, 2006 the outstanding balance of the note was approximately $107,000.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157 - Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Vestin Fund II, LLC. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

See review report of Independent Registered Public Accounting Firm.

On or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. The U.S. Supreme Court denied Desert Land’s Writ of Certiorari on June 12, 2006, effectively ending this action.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification.

The United States Securities and Exchange Commission, (the “Commission”) conducted an investigation of certain matters related to us, our Manager, Vestin Capital, VRM I and Fund III. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our Manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

In addition to the matters described above, our Manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the pending state court litigation involving Desert Land as further described above and the matters described in Note M below, the Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

On April 21, 2006, through our Manager, we filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite our efforts to foreclose upon first trust deeds secured by the assets of RightStar International, Inc. (the “RightStar Trust Deeds”). In the filing, we allege that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State. The outcome of this litigation is unforeseeable at this time.

See review report of Independent Registered Public Accounting Firm.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in Superior Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of our management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

We and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of our management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

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

NOTE O — SUBSEQUENT EVENTS

During October 2006, we, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with a third party totaling $20 million related to the funding of a $31.3 million construction real estate loan, of which approximately $22.9 million has been funded through October 26, 2006. The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan. As of October 26, our portion is approximately $17.6 million. In the event VRM I and Fund III were unable to pay there pro rata share of the secured borrowing, we would be liable for the full outstanding balance.

During October 2006, the unsecured promissory notes from the borrower on “The Club at Stablechase” property were paid in full.

The Board of Directors declared a monthly cash dividend of $0.065 per share for the month of September 2006 on October 24, 2006 to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of September 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended September 30, 2006 and 2005, and stockholders’ equity and comprehensive income for the six-month period ended September 30, 2006, and cash flows for the six-month periods ended September 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine month transition period ended March 31, 2006, management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005 and the effectiveness of the internal control over financial reporting as of December 31, 2005, and in our report dated June 6, 2006, we expressed an unqualified opinion on those consolidated financial statements; an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
October 24, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended September 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the nine month transition period ended March 31, 2006.

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

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. At September 30, 2006, the following four loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $35.3 million, net of allowance for loan losses of approximately $9.6 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. In addition to the RightStar allowance we have also provided $500,000 for an impairment on a restructured loan. For additional information see “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q. Non-performing assets, net of allowance for loan losses, totaled approximately $49.6 million or 17.2% of our total assets as of September 30, 2006 as compared to $65.1 million or 21.0% of our total assets as of March 31, 2006. At September 30, 2006, non-performing assets consist of approximately $14.3 million of real estate held for sale not sold through seller financing and approximately $35.3 million of non-performing loans, net of allowance for loan losses. During the six months ended we completed the following transactions related to our real estate held for sale:

•	During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were approximately $550,000, resulting in a net gain of approximately $252,000.

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million that resulted in a net gain of $21,000.

•
During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8.0 million, resulting in net proceeds of approximately $7.9 million. This resulted in a net loss of approximately $173,000.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of September 30, 2006 was 15 months, compared to 16 months at March 31, 2006.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of September 30, 2006, was 70.28% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination. The increase in the weighted average loan to value ratio from 64.62%, as of March 31, 2006, to 70.28%, as of September 30, 2006, is primarily due to six loans being funded during the six month period, totaling approximately $42.9 million, with a loan to value ratios ranging from 72.86% to 78.86%. The majority of these loans were to repeat borrowers with a history of good standing with us. In addition the terms of these loans are 12 months or less. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of September 30, 2006 our loans were in the following states; Arizona, California, Hawaii, Mississippi, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

Summarization of Financial Results

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

Total revenues	$5,646,000	$6,971,000	$10,952,000	$12,728,000
Total operating expenses	807,000	522,000	1,729,000	4,799,000
Total income (loss) from real estate held for sale	1,561,000	(639,000)	1,915,000	(2,235,000)
Income tax provision	452,000	--	452,000	--

NET INCOME	$5,948,000	$5,810,000	$10,686,000	$5,694,000

Basic and diluted earnings per share	$0.20		$0.36

Net income allocated to members per weighted average membership units		$0.18		$0.17

Weighted average common shares / membership units	29,845,807	32,851,440	29,842,145	32,815,435

Annualized rate of return to members (a)		7.02%		3.46%

Dividends / cash distributions	$8,357,000	$4,230,000	$8,357,000	$8,825,000

Dividends / cash distributions per weighted average common share / membership units	$0.28	$0.13	$0.28	$0.27

Weighted average term of outstanding loans	15 months	16 months	15 months	16 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units as of September 30, 2005 divided by the number of days during the period (92 and 183 days for the three and six months ended September 30, 2005, respectively) and multiplied by three hundred sixty five (365) days, then divided by ten (the cost per unit).

Comparison of Operating Results for the three months ended September 30, 2006 to the three months ended September 30, 2005.

Total Revenues: For the three months ended September 30, 2006 total revenues decreased by approximately $1.3 million or 19% compared to the same period in 2005 due in significant part to the following factors:

•
Our interest income decreased by approximately $1.4 million. In the 2005 period, we recognized deferred interest income of approximately $1.2 million relating to two sell financed real estate loans which paid off during the three months ended September 30, 2005. Additionally, the decrease in interest income is attributable to the decrease of approximately $9.5 million in the monthly average balance in investments in real estate loans during the three month period ended September 30, 2006 compared to the same period in 2005. The decline in investments in real estate loans is attributable to the reduction in capital (resulting from membership unit redemptions) we had available for investments. For additional information see Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. Fund II’s capital was reduced by redemptions of membership units of approximately $30.5 million paid to its’ members during the nine months ended March 31, 2006.

This decline was partially offset by the following items:

•
Included in other income is bank interest income earned on cash and cash equivalents accounts held at banking institutions. Bank interest income increased by approximately $307,000 during the three month period ended September 30, 2006 compared to the same period in 2005. This increase is attributed to a higher average monthly balance in cash and cash equivalents during this period. The increase in cash and cash equivalents is partially offset by the use of cash and cash equivalents during the month of September 2006 due to the funding of approximately $22.8 million in new investments in real estate loans.

Total Expenses: For the three months ended September 30, 2006, total expenses were approximately $807,000 compared to approximately $522,000 for the three months ended September 30, 2005, an increase of approximately $285,000 or 54%. Expenses were primarily affected by the following factors:

•	Interest expense decreased by approximately $148,000 primarily due to the decrease in secured borrowing of approximately $4.7 million at September 30, 2005 compared to September 30, 2006.

•
Professional fees increased approximately $228,000 for the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to expenses incurred on legal matters related to a civil action against us filed by 88 plaintiffs and other legal expenses related to real estate loans during the three months ended September 30, 2006. For additional information see Note M - Legal Matters Involving the Company of the Notes to Financial Statements included in Part I of this Report on Form 10-Q.

•
Included in other expenses are expenses totaling $139,000 for liability insurance expense for the Company’s directors and officers and expenses relating to investor services for the three months ended September 30, 2006. There were no similar expenses incurred during the same period in 2005.

Total Income(Loss) from Real Estate Held for Sale: For the three months ended September 30, 2006, total income from real estate held for sale increased by approximately $2.2 million or 336.8% compared to the same period in 2005 due in significant part to the following factors:

•
During the three months ended September 30, 2006, we recorded approximately $900,000 in expenses related to three apartment complexes which are classified as real estate held for sale. During the same period in 2005, we recognized approximately $1.6 million, a decrease of approximately $700,000. The decrease is partially attributable to the sale of the 504 unit apartment complex in Austin, TX “Lakeview” during July 2006 which resulted in a gain of approximately $1.6 million. We will continue to incur related expenses until the remaining properties are sold.

•	In addition to the sale of Lakeview, we sold the 278 unit apartment complex in Fort Worth, TX “Windrush” during September 2006 which resulted in a loss of approximately $173,000.

Comparison of Operating Results for the six months ended September 30, 2006 to the six months ended September 30, 2005.

Total Revenues: For the six months ended September 30, 2006 total revenues decreased by approximately $1.8 million or 14% compared to the same period in 2005 due in significant part to the following factors:

•
Our interest income decreased by approximately $2.4 million primarily as the result of the recognition of deferred interest income referred to above and the decrease of approximately $38.3 million in the monthly average balance in investments in real estate loans during the six month period ended September 30, 2006 compared to the same period in 2005. The decline in investments in real estate loans is attributable to the reduction in capital (resulting from membership unit redemptions) we had available for investments. For additional information see Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. Fund II’s capital was reduced by redemptions of membership units of approximately $30.5 million paid to its’ members during the nine months ended March 31, 2006.

•
This decline was partially offset by the increase in bank interest income earned on cash and cash equivalents accounts held at banking institutions. Bank interest income increased by approximately $854,000 during the six month period ended September 30, 2006 compared to the same period in 2005. The increase is attributed to a higher average monthly balance in cash and cash equivalents during the period ended attributable to the proceeds received from loan payoffs of approximately $127.8 million and proceeds of approximately $25.8 million received from the sale of real property acquired through foreclosure.

Total Expenses: For the six months ended September 30, 2006, total expenses were approximately $1.7 million compared to approximately $4.8 million for the six months ended September 30, 2005, a decrease of approximately $3.1 million or 64%. Expenses were primarily affected by the following factors:

•
During the six months ended September 30, 2005, expenses were significantly impacted by the recognition of provisions for loan loss of approximately $2.2 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii and $500,000 for impairment on a restructured loan. See “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I of this Report on Form 10-Q. There were no additions to the provision for loan loss during the six months ended September 30, 2006.

•	Interest expense decreased by approximately $382,000 primarily due to the decrease of secured borrowing of approximately $4.7 million from September 30, 2005 compared to September 30, 2006.

•
Professional fees decreased approximately $348,000 for the six months ended September 30, 2006, as compared to the same period in 2005, primarily due to expenses incurred on a restructured loan during the six months ended September 30, 2005. This decrease is partially offset by the increase in legal expenses incurred during the three months ended September 30, 2006 referred to above.

•
Included in other expenses are expenses totaling $214,000 for liability insurance expense for the Company’s directors and officers and expenses relating to investor services for the six months ended September 30, 2006. There were no similar expenses incurred during the same period in 2005.

Total Income(Loss) from Real Estate Held for Sale: For the six months ended September 30, 2006, total income from real estate held for sale increased by approximately $4.2 million or 186% compared to the same period in 2005 due in significant part to the following factors:

•
During the six months ended September 30, 2006, we recorded approximately $2.4 million in rental revenue related to three apartment complexes which were classified as real estate held for sale. During the same period in 2005, we recognized approximately $1.2 million in rental revenue due to the fact that the properties were primarily acquired during the three months ended September 30, 2005.

•
In addition to the gain and losses on the sale of real estate held for sale referred to above, we recorded a gain of approximately $252,000 on the sale of a real estate parcel in Austin, Texas during the six months ended September 30, 2006. There was no gain or loss on sale of real estate held for sale during the same period in 2005.

•
During the six months ended September 30, 2005 we recorded a charge of approximately $1.2 million in connection with two write downs on real estate for sale related to a 126 unit assisted living facility in Phoenix, Arizona and residential lots in Henderson, Nevada. There were no write downs on real estate held for sale during the six months ended September 30, 2006.

Net Income. Overall, net income for the three and six months ended September 30, 2006 totaled approximately $5.9 million and $10.7 million, respectively, as compared to $5.8 million and $5.7 million for the three and six months ended September 30, 2005.

Dividends. To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income. During the six months ended September 30, 2006 we paid dividends to our shareholders of approximately $6.6 million. On September 25, 2006 the Board of Directors declared a cash dividend of $0.06 per share for the month ended August 31, 2006 payable on October 27, 2006 to shareholders of record as of October 12, 2006, totaling approximately $1.8 million in dividends. In addition, the Board of Directors declared a monthly cash dividend of $0.065 per share for the month of September 2006 on October 24, 2006 to be paid on November 29, 2006, to the stockholders of record as of November 13, 2006.

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

During the six months ended September 30, 2006, cash flows provided by operating activities approximated $8.8 million. Investing activities consisted of cash provided by loan payoffs of approximately $127.8 million. Cash used for new investments and purchases of real estate loans totaled approximately $146.4 million, and proceeds from the sale of real estate held for sale totaled approximately $25.9 million. In addition, investing activities consisted of the purchase of $17.1 million in certificates of deposit and proceeds from maturities of certificates of deposit totaling $13.4 million. Financing activities consisted of payments on notes payable in the amount of approximately $17.3 million and dividends to stockholders, net of reinvestment, of $6.4 million.

At September 30, 2006, we had approximately $7.9 million in cash, $4.3 million in certificates of deposit, $1.5 million in marketable securities - related party and approximately $287.8 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include: repayments of outstanding loans, dividend reinvestments by our stockholders and arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program. The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling $35.3 million and $14.3 million, respectively, as of September 30, 2006 compared to $26.6 million and $38.4 million, respectively, as of March 31, 2006. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

As of September 30, 2006, we had no Inter-creditor Agreements as compared to March 31, 2006, were we had $11.6 million in funds being used under Inter-creditor Agreements where we have potential obligations as defined above.

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

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 38 real estate loans as of September 30, 2006, with a balance of $265.7 million as compared to investments in 33 real estate loans as of March 31, 2006, with a balance of $247.5 million.

At September 30, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $35.3 million, net of allowance for loan losses of approximately $9.6 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

On May 1, 2006 the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized through March 2007. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months for a fee.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was approximately $429,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was approximately $242,000.

•	Payment of past due forbearance fees of approximately $555,000 of which our portion was approximately $476,000, to be recognized as unearned revenue and amortized through March 2007.

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2006, we have provided a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is approximately $9,623,000. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our Manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

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

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the six months ended September 30, 2006, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2006, we held two properties with a total carrying value of approximately $14.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. During the six months ended we completed the following transactions related to our real estate held for sale:

•	During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were approximately $550,000, resulting in a net gain of approximately $252,000.

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million that resulted in a net gain of $21,000.

•
During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8.0 million, resulting in net proceeds of approximately $7.9 million. This resulted in a net loss of approximately $173,000.

For additional information on our investments in real estate held for sale, refer to Note E -Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item Financial Statements of this Report Form 10-Q.

Investments in Real Estate Held for Sale — Seller Financed

At September 30, 2006, we held an interest in three properties with a total carrying value of approximately $22.9 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained a certain percentage of equity ownership, which ranges from 10% to 25%. We may share ownership of such properties with VRM I, Fund III, the Manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note F -Real Estate Held for Sale-Seller Financed of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligation at September 30, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note Payable	$107,000	$107,000	$--	$--	$--
Total	$107,000	$107,000	$--	$--	$--

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,424,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$12,122,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,424,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(12,122,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,657,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$13,287,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,657,000)
Allowance for loan losses assumption decreased by 3.8% of loan portfolio	$(10,123,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that have caused significant changes in our estimated allowance include, but not limited to:

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

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At September 30, 2006, our aggregate investment in real estate loans was approximately $233.3 million, net of allowance, with a weighted average effective interest rate of 10.23%. We had no loans financed under Inter-creditor Agreements at September 30, 2006 which would be classified as assets under secured borrowing. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at September 30, 2006 was 15 months. All but one of the outstanding real estate loans at September 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and eight have an exit fee.

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

The following table contains information about the investment in real estate loans held in our portfolio as of September 30, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of September 30, 2006.

	Interest Earning Assets Aggregated by Maturity at September 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$103,566,000	$162,172,000	$--	$--	$--	$265,738,000

Weighted Average Interest Rates	10.21%	10.24%	--%	--%	--%	10.23%

At September 30, 2006, we also had approximately $13.7 million invested in cash, cash equivalents, certificates of deposit, and marketable securities - related party. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls discussed below.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, management had identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
Controls over computer database of investments in real estate loans: We did not establish effective controls over investments in real estate loans, specifically relating to the access to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, management established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls.

•
Controls over information recorded in the computer database of investments in real estate loans: We identified errors in recording information in the computer database of investments in real estate loans related to the origination of new loans and loan servicing which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, management established and implemented additional controls, policies and procedures within our loan origination department which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database.

•
Controls over recording interest income from investments in real estate: We identified errors in recording transactions specifically related to interest income from investments in real estate loans. During the review and evaluation of the design and operation of our controls related to recording interest income from investments in real estate loans, we recognized that controls and procedures were generally manual rather than automated and required additional manual controls including documented sign-offs by preparers and reviewers of various reports. During the period ended September 30, 2006, management established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of these reports.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, management established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over information recorded in the computer database of investments in real estate loans, management established and implemented additional controls, policies and procedures within our loan origination and servicing departments which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over recording interest income from investments in real estate loans, management established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of monthly reports that reconcile subsidiary records to the general ledger. Management will continue to test the design and operation of these controls and procedures to verify their effectiveness.

Changes in Internal Control Over Financial Reporting

Our management has commenced with the remediation plan discussed above which includes establishing and implementing controls, policies and procedures within our information technology, loan origination and loan servicing departments. These controls have been implemented and will continue to be tested during our quarter ending December 31, 2006 to determine their effectiveness.

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

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of September 30, 2006, or for any prior periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note L Legal Matters Involving the Manager and Note M Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company’s Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements in this Quarterly Report on Form 10-Q.

SEC Investigations Resolved.

The SEC investigation disclosed in our previous filings have been resolved without any adverse action against us. For further information, please see Note L to our Financial Statements.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We have recently been named in several legal actions seeking damages and appraisal rights in connection with the REIT conversion. See Note M to our Financial Statements. While we believe these actions are without merit, the defense of such actions could material increase our legal costs and may require the substantial attention of our management. This in turn might adversely impact our operation results. Moreover, any adverse outcome in such actions could result in our having to pay substantial damages with would reduce our cash resources and harm our financial condition.

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
10.8
Intercreditor Agreement, dated October 13, 2006, by and between Vestin Originations, Inc., Vestin Mortgage, Inc. Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

21.1(4)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(5)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 20, 2005 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 5 to our Form S-4 Registration Statement filed on December 20, 2005 (File No. 333-125121).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(4)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(5)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	October 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	October 26, 2006
Michael V. Shustek	(Principal Executive Officer)

/s/ John W. Alderfer	Chief Financial Officer and Director	October 26, 2006
John W. Alderfer	(Principal Financial and Accounting Officer)

/s/ Robert J. Aalberts	Director	October 26, 2006
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	October 26, 2006
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	October 26, 2006
Roland M. Sansone