Form 10-K
period 2006-12-31
Vestin Realty Mortgage II, Inc
filed 2007-03-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-125121

VESTIN REALTY MORTGAGE II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	61-1502451
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA  89113
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value
(Title of class)

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
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class	Market Value as of June 30, 2006
Common Stock, $0.0001 Par Value	$171,571,042

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 9, 2007
Common Stock, $0.0001 Par Value	38,862,128

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward-looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression. Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1.	BUSINESS

General

Vestin Fund II, LLC (“Fund II”) was organized in December 2000 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage II, Inc. (“VRM II”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund II. On March 31, 2006, Fund II merged into VRM II and the members of Fund II received one share of VRM II’s common stock for each membership unit of Fund II. References in this report to the “Company”, “we”, “us” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006. Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund II’s “members” rather than “stockholders” in reporting our financial results

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Management Agreement as “Mortgage Assets”). We commenced operations in June 2001.

We operate as a real estate investment trust (“REIT”). We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT, we are required to have a December 31 fiscal year end.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations is a wholly owned subsidiary of Vestin Group.

Pursuant to our management agreement, our manager shall implement our business strategies on a day-to-day basis, manage and provide services to us, and shall provide similar services to any of our subsidiaries. Without limiting the foregoing, our manager shall perform other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate under the particular circumstances. Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, referred to as “VRM I”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our manager’s CEO. These entities also invest in real estate loans.

The consolidated financial statements include the accounts of the Company and our wholly owned taxable REIT subsidiary, TRS II, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Real Estate Loan Objectives

As of December 31, 2006, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington. The loans we invest in are selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers. When Vestin Originations or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders might not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower. The loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.

Our principal investment objectives are to maintain and grow shareholder value by:

•	Producing revenues from the interest income on our real estate loans,

•	Providing cash distributions from the net income generated by our real estate loans,

•	Reinvesting, to the extent permissible, payments of principal and sales (net of expenses).

Acquisition and Investment Policies

We seek to invest approximately 97% of our assets in real estate loans. Approximately 3% will be held as a working capital cash reserve. As of December 31, 2006, approximately 73% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

Our real estate investments are not insured or guaranteed by any government agency.

Our manager continuously evaluates prospective investments, selects the loans in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective real estate loan investments, our manager considers such factors as the following:

•	The ratio of the amount of the investment to the value of the property by which it is secured, or the loan-to-value ratio,

•	The potential for capital appreciation or depreciation of the property securing the investment,

•	Expected levels of rental and occupancy rates, if applicable,

•	Potential for rental increases, if applicable,

•	Current and projected revenues from the property if applicable,

•	The status and condition of the record title of the property securing the investment,

•	Geographic location of the property securing the investment, and

•	The financial condition of the borrowers and their principals, if any, who guarantee the loan.

Our manager may obtain our loans from an affiliated or non-affiliated mortgage broker who may solicit previous or new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Originations to facilitate our purchase of the loans. Vestin Originations will sell the loans to us for no greater than the par value of the loan, not including its service fees and compensation.

When selecting real estate loans for us, our manager adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Loans. Generally, our assets are secured by first deeds of trust. First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property. Other loans (on the security property) that we invest in will not be junior to more than one other loan. As of December 31, 2006, approximately 98.91% of the principal amount of our outstanding interest in loans was secured by first deeds of trust.

2. Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior loan on a security property generally does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio

Residential	75%
Unimproved Land	60% (of anticipated as-if developed value)
Acquisition and Development	60% (of anticipated as-if developed value)
Commercial Property	75% (of anticipated as-if developed value)
Construction	75% (of anticipated post- developed value)
Leasehold Interest	75% (of value of leasehold interest)

We may deviate from these guidelines under certain circumstances. For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property attached to the real property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default when it matures. In those cases, our manager, in its sole discretion, shall be free to accept any reasonable financing terms that it deems to be in our best interest. The target loan-to-value ratio for our loan portfolio, including loans related to seller financed real estate held for sale, as a whole is approximately 70%. As of December 31, 2006, our actual loan to value ratio for our loan portfolio, including loans related to seller financed real estate held for sale, as a whole was 69.97% on a weighted average basis.

Loan to value ratios are based on appraisals that the manager receives at the time of loan underwriting and may not reflect subsequent changes in value estimates. Such appraisals, which may have been commissioned by the borrower and may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are state certified or licensed appraisers and/or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the National Society of Real Estate Appraisers, American Society of Real Estate Appraisers, or from among appraisers with other qualifications acceptable to Vestin Originations and/or our manager. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Originations or our manager will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3. Terms of Real Estate Loans. Our loans as of December 31, 2006 had original terms of six months to thirty-six months, excluding approved extensions. Most of our loans are for a term of 12 months. Generally, our original loan agreements permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. As of December 31, 2006, these two loans had a balance of approximately $18.5 million and had original terms of twelve and thirty-six months. In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2006, we had approximately $71.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $4.3 million. At December 31, 2005, we had approximately $17.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $25.1 million. These loans had interest reserves of approximately $2.4 million, of which our portion was approximately $1.3 million.

4. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•
Borrowers will obtain title insurance coverage for all loans, providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain liability insurance coverage for all loans.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, covering us in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or loans, escrow agreements, and any other loan documents for a particular transaction will cover us as a beneficiary.

5. Purchase of Real Estate Investments from Affiliates. We may acquire real estate loans from our affiliates, including our manager, for a price not in excess of the par value of the loan, plus allowable fees and expenses, but without allowance of any other compensation for the loans.

6. Note Hypothecation. We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the real estate loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal that was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

7. Participation. We participate in loans with other lenders, including affiliates as permitted by the North American Securities Administrators Association (“NASAA”) Guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;

•	We are seeking to increase the diversification of our loan portfolio; or

•
A loan fits within our investment guidelines, however it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

An Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of December 31, 2006, 92% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8. Diversification. We voluntarily comply with NASAA Guidelines, which provide that we neither invest in or make real estate loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make real estate loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of December 31, 2006, our single largest loan accounted for 9% of our stockholders’ equity. The loan yields interest at 13% per annum and, as of December 31, 2006, our portion of the outstanding balance of the loan was approximately $25.3 million.

9. Reserve Fund. We have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

10. Credit Evaluations. When reviewing a loan proposal, our manager determines whether a borrower has sufficient equity in the security property. Our manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

11. Sale of Real Estate Loan Investments. Although our manager has no plans to do so, our manager may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when our manager believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates. However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from our manager and Its Affiliates

In addition to those loans our manager selects for us, we purchase loans that were originated by Vestin Originations or other parties and first held for Vestin Originations’ own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with NASAA Guidelines or otherwise approved by our Board of Directors. We voluntarily comply with NASAA Guidelines.

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial and residential loans. The following discussion sets forth certain guidelines our manager intends to follow in allocating our investments among the various types of loans. Our manager, however, may change these guidelines at its discretion, subject to review by our board of directors. Actual investments will be determined by our manager pursuant to the terms of the management agreement, and the actual percentages invested among the various loan categories may vary from the guidelines below.

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing. As of December 31, 2006, approximately 21.43% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans. Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2006, approximately 3.54% of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans. Such loans provide funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2006, approximately 17.87% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans. Such loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property. As of December 31, 2006, approximately 57.16% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of December 31, 2006, we did not have any loans in this category.

Collateral

The types of collateral that will secure the loans include first deeds of trust, second deeds of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by first deeds of trust. Thus as a lender, we will have rights as a first priority lender of the collateralized property. As of December 31, 2006, approximately 98.91% of our loans were secured by first deeds of trust.

Second Deed of Trust

Up to 10% of our loans may be secured by second deeds of trust. In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of December 31, 2006, approximately 1.09% of our loans were secured by a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields. As of December 31, 2006, none of our loans had a prepayment penalty and ten of our loans had an exit fee.

Extensions to Term of Loan

Our original loan agreements generally permit extension to the term of the loan by mutual consent. Such extension is generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. As of December 31, 2006, approximately 27% of our loans had received an extension to terms of the loan.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. At December 31, 2006, we had approximately $71.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $4.3 million.

Balloon Payment

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. As of December 31, 2006, these two loans had a balance of approximately $18.5 million and had terms ranging from twelve to thirty-six months. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Originations may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). As of December 31, 2006, all of the loans in the real estate loans portfolio were fixed rate loans, with the exception of one loan with a variable interest rate. This loan has a term of 18 months, with a maturity date of December 30, 2007 and a balance of $18.0 million, of which our portion was approximately $12.9 million as of December 31, 2006. The interest rate on this loan started at 10.5% and increases every six months until it reaches the maximum interest rate of 11.5%.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Our manager and Vestin Originations attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Originations contain provisions under which the interest rate cannot fall below the initial rate.

Variable rate loans generally have interest rate caps. For these loans, there is the risk that the market rate may exceed the interest cap rate.

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

In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in real estate loans that we might jointly fund. For example, we might establish a wholly owned special purpose corporation that would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.

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

We consider our direct competitors to be the providers of real estate loans, that is non-conventional lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, we compete with conventional lenders such as commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement. Vestin Originations, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Originations conducts its real estate loan business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Originations’ activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Originations’ operations.

We and Vestin Originations are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

The NASAA Guidelines have been adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to our manager and its affiliates would be generally limited by the NASAA Guidelines. These guidelines also include certain investment procedures and criteria, which are required for new loan investments. We are not required to comply with NASAA Guidelines; however, we voluntarily do so unless a majority of our unaffiliated directors determine that it is in our best interest to diverge from NASAA Guidelines.

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

Employees

We have no employees. Our manager (Vestin Mortgage), Vestin Originations and their parent company, Vestin Group, Inc., have provided and will continue to provide all of the employees necessary for our operations. As of December 31, 2006, those entities had a total of 23 full-time and no part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements, except John Alderfer our manager’s CFO. Mr. Alderfer is a party to an employment, non-competition and confidentiality contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2008.

Available Information

Our Internet website address is www.vestinrealtymortgage2.com. We make available free of charge through www.vestinrealtymortgage2.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”). Information contained on our website does not constitute a part of this Report on Form 10-K.

ITEM 1A. RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

We rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans. We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund II from the sale of shares or membership units. This fee is payable regardless of the performance of our loan portfolio. Our manager has no fiduciary obligations to our stockholders, is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of December 31, 2006, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), John W. Alderfer (Chief Financial Officer), James M. Townsend (Chief Operating Officer), Daniel B. Stubbs (Senior Vice President, Underwriting), and Maria Rocio Revollo (Corporate Controller) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company. If any of these key employees were to cease employment, our operating results could suffer. Mr. Alderfer is a party to an employment, non-competition and confidentiality contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2008. None of the other key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel. If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions. As of December 31, 2006, we had secured borrowings equal to approximately 6% of our net investment in real estate loans, as compared to secured borrowings equal to approximately 9% or our net investment in real estate loans as of December 31, 2005.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios. However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions and the value of common stock. Our weighted average loan-to-value ratio, including loans related to seller financed real estate held for sale, as of December 31, 2006 was 69.97% as compared to 63.31% as of December 31, 2005. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of December 31, 2006, we had in our portfolio approximately $19.5 million in delinquent loans, net of allowance for loan losses, and approximately $30.1 million of real estate held for sale not sold through seller financed for a total of approximately $49.6 million in non-performing assets, which represented approximately 17.8% of our stockholders’ equity. As of December 31, 2006, we also had approximately $14.8 million of seller financed real estate held for sale and had received approximately $5.5 million in payments from borrowers on the loans associated with these properties. We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

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

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, most of the appraisals are prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

Our real estate loans may not be marketable, and we expect no secondary market to develop.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business. We have recently experienced difficulties in foreclosing on the RightStar loans discussed in Item 3 Legal Proceedings to this report Form 10-K because of the need to obtain a license from the State of Hawaii to operate funeral homes and cemeteries;

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. As a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending. For the twelve months ended December 31, 2006, loan originations accounted for all but one loan funded during that period as there was one loan refinanced during the period. Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our results are subject to fluctuations in interest rates and other economic conditions.

As of December 31, 2006, none of our loans had a prepayment penalty and ten loans had an exit fee. Based on our manager’s historical experience, we expect that our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased. This creates two risks for us:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk. Additionally, any fees paid to extend the loan are paid to Vestin Originations, not to us. Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We have recently been named in several legal actions seeking damages and appraisal rights in connection with the REIT conversion. See Item 3. Legal Proceedings below. While we believe these actions are without merit, the defense of such actions could materially increase our legal costs and may require the substantial attention of our management. This in turn might adversely impact our operating results. Moreover, any adverse outcome in such actions could result in our having to pay substantial damages which would reduce our cash resources and harm our financial condition.

We face competition for real estate loans that may reduce available yields and fees available.

We consider our direct competitors to be the providers of real estate loans, that is non-conventional lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, we compete with conventional lenders such as commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions.

Vestin Mortgage serves as our manager pursuant to a long-term management agreement that may be difficult to terminate and does not reflect arm’s length negotiations.

We have entered into a long-term management agreement with Vestin Mortgage to act as our manager. The term of the management agreement is for the duration of our existence. The management agreement may only be terminated upon the affirmative vote of a majority in interest of stockholders entitled to vote on the matter or by our board of directors for cause upon 90 days’ written notice of termination. Consequently, it may be difficult to terminate our management agreement and replace our manager in the event that our performance does not meet expectations or for other reasons unless the conditions for termination of the management agreement are satisfied. The management agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s length bargaining.

Our manager will face conflicts of interest concerning the allocation of its personnel’s time.

Our manager is also the manager of VRM I, Fund III and inVestin Nevada, companies with investment objectives similar to ours. Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours. As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would. Our management agreement with our manager does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company. Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager and its affiliates will face conflicts of interest arising from our fee structure.

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans. Many of these fees are paid on an up-front basis. In some cases, Vestin Originations is entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances. These and other fees are quantified and described in greater detail under “Management Agreement — Compensation.” Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans. Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

Vestin Originations will be receiving fees from borrowers that would otherwise increase our returns. Because Vestin Originations receives all of these fees, our interests will diverge from those of our manager, Vestin Originations and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’ affiliates should receive higher fees from borrowers.

We paid our manager a total of approximately $1.1 million for the twelve months ended December 31, 2006 for managing us and Fund II. In addition, Vestin Mortgage and Vestin Originations received a total of approximately $8.5 million and $7.4 million, respectively in fees directly from borrowers for the twelve months ended December 31, 2006. The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin Nevada. Our assets represented approximately 70% of the assets managed by Vestin Mortgage as of December 31, 2006.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for VRM I, Fund III and inVestin Nevada, which have the same investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM I, Fund III, inVestin Nevada or another company that our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

UNITED STATES FEDERAL INCOME TAX RISKS RELATING TO OUR REIT QUALIFICATION

Our failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce amounts available for distribution to our stockholders.

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

Under the Tax Relief and Reconciliation Act of 2003, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net long-term capital gain for individuals was reduced to 15% until 2008. The Tax Increase Prevention and Reconciliation Act of 2005, which signed into law on May 17, 2006, extended the 15% long-term net capital gain rate to 2010. However, this reduced rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the company as “capital gain dividends” which are taxable as long-term capital gain) and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax rate at a rate of up to 35% for individuals. The higher tax rate on our distributions may cause the market to devalue our common stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation. Please note that, as a general matter, distributions from a REIT will be taxed at the same rate as stockholders’ share of Vestin Realty Mortgage II’s taxable income attributable to its realized net interest income.

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

As of December 31, 2006, we held two properties with a total carrying value of approximately $30.1 million recorded as investments in real estate held for sale. As of December 31, 2006, we also held interests in two properties with a total carrying value of approximately $14.8 million, which were sold in transactions in which we or an affiliate provided the financing and which were recorded as seller financed real estate held for sale. United States generally accepted accounting principals (“GAAP”) requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements. The real estate held for sale and the seller financed real estate held for sale collectively constituted approximately 14.8% of our assets as of December 31, 2006. In addition, both of the seller financed real estate held for sale properties are assisted living facilities, which cannot be operated by a taxable REIT subsidiary.

Taxable REIT subsidiaries are subject to corporate-level tax, which may devalue our common stock relative to other companies.

Taxable REIT subsidiaries are corporations subject to corporate-level tax. Our use of taxable REIT subsidiaries may cause the market to value its common stock lower than the stock of other publicly traded REITs which may not use taxable REIT subsidiaries and lower than the equity of mortgage pools taxable as non-publicly traded partnerships such as Fund II’s intended qualification prior to the REIT conversion, which generally are not subject to any U.S. federal income taxation on their income and gain.

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

Under Section 562(c) of the Code, a REIT generally cannot make a distribution unless the distribution is pro rata, with no preference to any share of stock as compared to other shares of the same class of stock. A REIT that is not in compliance with this requirement may lose its REIT status. Under our stockholders’ rights plan, upon certain events, some holders of our common stock and not others will have the right to acquire shares of Series A preferred stock. When effective, this right could be treated as a deemed distribution to those holders of our common stock entitled to the right with no distribution to other such holders. Thus, this right, when effective, could be treated as a distribution that is not consistent with the requirements of Section 562(c) of the Code, which could result in the loss of our REIT qualification.

RISK OF OWNERSHIP OF OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile.

The market price of our common stock since trading commenced on May 1, 2006 to December 31, 2006 has ranged from $0.77 to $5.76 (adjusted for the 30% stock dividend paid in December 2006). We believe the price of our stock has been affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own. Our stock price may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise. As we move closer to the dissolution date, we expect to stop making new loans and we expect that our stock price will approach our book value per share.

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

One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, a lack of which could adversely affect the market price of our common stock.

We are the subject of shareholder litigation which may depress the price of our stock.

A number of lawsuits have been filed against us by shareholders who claim, among other things, that they were improperly denied dissenter’s rights in connection with the conversion of Fund II into a REIT. We believe the suits are without merit and we intend to vigorously defend against such claims. Nonetheless, the outcome of the lawsuits cannot be predicted at this time, nor can a meaningful evaluation be made of the potential impact upon us if the plaintiffs were to prevail in their claims. The resulting uncertainty may depress the price of our stock. Moreover, concerns about the potential diversion of our manager’s time to deal with these lawsuits may have an adverse effect upon the price of our stock.

Our charter documents and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•
Ownership Limit. Our articles of incorporation, subject to certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and to limit any person to actual or constructive ownership of no more than a 9.8% of the number or value, whichever is more restrictive, of the outstanding shares of our stock, unless our board of directors waives this ownership limit. However, our board of directors may not grant a waiver of the ownership limit that would permit a person to acquire more than 15% of our stock without exception. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status).

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

•
Stockholders’ Rights Plan. We have a stockholders’ rights plan that enables our board of directors to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of us without offering a fair price to all stockholders. Unless our board of directors approves the person’s or group’s purchase, after that person gains control of us, all other stockholders will have the right to purchase securities from us at a price that is less than their then fair market value. Purchases by other stockholders would substantially reduce the value and influence of the shares of our common stock owned by the acquiring person or group. Our board of directors, however, can prevent the stockholders’ rights plan from operating in this manner. This gives our board of directors’ significant discretion to approve or disapprove a person’s or group’s efforts to acquire a large interest in us.

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

Our manager shares office facilities of approximately 42,000 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from an unrelated third party. The lease agreement governing this property expires in March 2014. The building was previously owned by Fund III and subsequently was sold to an unrelated third party during November 2006.

ITEM 3. LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and Fund III. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expires in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action has been removed to the United States District Court for the Southern District of California, but the Company has agreed to stipulate to remand this action to San Diego Superior Court. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of our management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

In addition to the matters described above, our manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

Legal Matters Involving the Company

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge of the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of March 9, 2007, the Supreme Court of Hawaii has not ruled on the lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol VRTB and began trading on May 1, 2006. The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq National Market during each quarter since it began trading, as adjusted for the 30% stock dividend issued on December 15, 2006.

2006	High		Low

First Quarter	$	N/A	$	N/A
Second Quarter		$5.38		$0.77
Third Quarter		$5.76		$3.47
Fourth Quarter		$5.57		$5.13

On December 15, 2006, a 30% stock dividend was issued to shareholders on record as of November 30, 2006, effectively increasing the outstanding common shares from 29,870,943 to 38,832,402. All share, per share, membership unit and per membership unit information in this Report has been retroactively adjusted to reflect the stock dividend.

On December 18, 2006, our Board of Directors declared a cash dividend of $0.105 per common share for the months ended November 30, 2006 and December 31, 2006 combined. The dividend was paid on January 26, 2007 to shareholders of record as of December 31, 2006.

On January 22, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended January 31, 2007, payable on February 26, 2007 to shareholders of record as of February 8, 2007.

On February 20, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended February 28, 2007, payable on March 26, 2007 to shareholders of record as of March 9, 2007.

On March 7, 2007, the common stock closed at $5.26 per share.

Holders

As of March 7, 2007, 1,926 accounts held 38,862,128 of our common shares.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the distributions made deduction and by excluding net capital gain). We currently intend, to the extent practicable, to distribute substantially all of our REIT taxable income and net capital gain each year. We may distribute an amount in excess of our REIT taxable income, which amount will be treated as a return of capital to the shareholder. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations other than repayments of mortgage loan principal less an amount set aside for creation or restoration of reserves during the quarter). However, the actual amount and timing of the dividends will be as determined and declared by our board of directors and will depend on our financial condition, earnings and other factors. In August 2006, our Board of Directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly. Cash distributions per membership unit and dividends declared per share for the twelve months ended December 31, 2006 are listed below:

		Distributions During:	Cash Distribution to Members Per Membership Unit
		January 2006	$0.04
		February 2006	$0.04
		March 2006	$0.08

Total Cash Distributions to Members During Three Months Ended March 31, 2006			$0.16

Date of Declaration	Record Date	Date Paid	Dividend Per Share
*July 27, 2006	August 7, 2006	August 21, 2006	$0.123
*August 25, 2006	September 12, 2006	September 27, 2006	$0.046
*September 25, 2006	October 12, 2006	October 27, 2006	$0.046
*October 24, 2006	November 13, 2006	November 29, 2006	$0.050
November 22, 2006	December 11, 2006	December 27, 2006	$0.050
December 18, 2006	December 31, 2006	January 26, 2007	$0.105

Total Dividends Declared During the Nine Months Ended December 31, 2006			$0.420

Dividends Declared Per Common Share / Cash Distributions to Members Per Membership Unit for The Twelve Months Ended December 31, 2006			$0.58

* The dividend per share prices have been adjusted to reflect the 30% stock dividend paid on December 15, 2006.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

	Balance at
Vestin Realty Mortgage II, Inc.	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004	6/30/2003
			(Unaudited)
Balance Sheet Data:
Investments in real estate loans (net of allowance)	$221,849,000	$227,875,000	$222,716,000	$217,553,000	$303,853,000	$338,681,000
Cash, cash equivalents, certificates of deposits and short-term investments	19,178,000	47,893,000	78,690,000	11,566,000	14,362,000	16,816,000
Interest and other receivables	2,709,000	3,079,000	2,495,000	3,234,000	4,224,000	3,898,000
Investment in Local Agency Bonds	--	--	--	15,701,000	--	--
Due from Manager	--	325,000		--	--	--
Due from VRM I	--	--	1,504,000	1,560,000	2,987,000	216,000
Due from Vestin Originations	31,000	--	--	--	--	--
Real estate held for sale	30,079,000	38,639,000	39,805,000	51,215,000	28,264,000	13,696,000
Real estate held for sale-seller financed	14,774,000	22,887,000	13,131,000	12,631,000	5,708,000	2,137,000
Note receivable	282,000	810,000	328,000	328,000	--	--
Note receivable form Manager	--	--	1,000,000	--	--	--
Note receivable VRM I	--	--	--	--	4,278,000	4,599,000
Assets under secured borrowing	13,796,000	19,754,000	25,689,000	25,655,000	61,924,000	26,730,000
Other assets	344,000	687,000	--	27,000	--	--
Total assets	$303,042,000	$361,949,000	$385,358,000	$339,470,000	$425,600,000	$406,773,000
Liabilities	24,556,000	46,809,000	28,316,000	28,390,000	64,531,000	31,583,000
Stockholders' equity	278,486,000	--	--	--	--	--
Members’ equity	--	315,140,000	357,042,000	311,080,000	361,069,000	375,190,000
Total liabilities and stockholders' / members’ equity	$303,042,000	$361,949,000	$385,358,000	$339,470,000	$425,600,000	$406,773,000

	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Year Ended
	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004	6/30/2003
			(Unaudited)
Income Statement Data:
Revenues	$23,479,000	12,228,000	$16,199,000	$27,958,000	$41,136,000	$40,313,000
Operating expenses	10,624,000	1,514,000	3,410,000	8,730,000	10,169,000	14,468,000
Income (loss) from real estate held for sale	2,996,000	(170,000)	(903,000)	(10,340,000)	764,000	(2,073,000)

Income before provision for income taxes	15,851,000	10,544,000	11,886,000	8,888,000	31,731,000	23,772,000

Provision for income taxes	--	--	--	--	--	--

Net income	$15,851,000	10,544,000	$11,886,000	$8,888,000	$31,731,000	$23,772,000
Basic and diluted earnings per common share	$0.41
Dividends declared per common share / cash distributions per membership units	$0.58
Net income allocated to Members		10,544,000	$11,886,000	$8,888,000	$31,731,000	$23,772,000
Annualized Rate of Return to Members (a)		4.89%	4.94%	1.97%	6.63%	5.82%
Net income allocated to Members per weighted average membership units		0.25	$0.25	$0.20	$0.66	$0.58
Cash distributions to Members	$6,073,000	$8,586,000	$11,160,000	$20,113,000	$29,097,000	$34,688,000
Cash distributions per weighted average membership units		$0.20	$0.23	$0.45	$0.61	$0.85
Weighted average common shares / membership units	38,832,458	42,747,725	47,756,928	45,188,004	47,729,256	40,860,031
Weighted Average Term of Outstanding Loans (b)	19 months	22 months	20 months	24 months	20 months	13 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units, divided by the number of days during the period and multiplied by three hundred sixty five (365) days, then divided by the cost per unit ($10.00).

(b)	The weighted average term of our outstanding loans , including loans related to seller financed real estate held for sale,

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the twelve months ended December 31, 2006, the six months ended December 31, 2005 and 2004, the fiscal year ended June 30, 2005 and the fiscal year ended June 30, 2004. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the periods ended June 30, 2006 and September 30, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of this report on Form 10-K for the twelve months ended December 31, 2006 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards utilized by our manager and Vestin Originations are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we make real estate loans that are riskier than real estate loans made by commercial banks. However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.5 million, net of allowance for loan losses of approximately $9.3 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. In addition to the RightStar allowance, we have also provided $500,000 for an impairment on a restructured loan. For additional information see “Specific Loan Allowance” in Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this report Form 10-K. Non-performing assets, net of allowance for loan losses, totaled approximately $49.6 million or 16.4% of our total assets as of December 31, 2006 as compared to approximately $70.2 million or 19.4% of our total assets as of December 31, 2005. At December 31, 2006, non-performing assets consisted of approximately $30.1 million of real estate held for sale not sold through seller financing and approximately $19.5 million of non-performing loans, net of allowance for loan losses. During the twelve months ended December 31, 2006, we completed the following transactions related to our real estate held for sale:

•	During March 2006, we sold the parcel in Cedar Park, Texas. Our net proceeds were $260,000, resulting in a gain of $60,000.

•	During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were $550,000, resulting in a gain of $252,000.

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million, which resulted in a net gain of $21,000.

•
During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8,019,000, resulting in net proceeds of $7,885,000. During the three months ended December 31, 2006, we received an additional payment of $230,000 from cash reserves held by the apartment manager, which resulted in a net gain of $56,000 on the sale of the property.

•
During December 2006, we sold the 150 unit condominium conversion in Houston, TX “The Club at Stablechase” for a sales price of approximately $8.5 million, with net proceeds of approximately $8.2 million, which resulted in a net loss of approximately $0.5 million.

•
During November 2006, we, VRM I and Fund III acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. The property is currently under a purchase agreement for a total sales price of approximately $29.9 million, of which our portion will be approximately $25.6 million.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans, including extensions and loans related to seller financed real estate held for sale, as of December 31, 2006 and 2005 were 19 months and 22 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, including loans related to seller financed real estate held for sale, which, as of December 31, 2006, was 69.97% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination. The increase in the weighted average loan to value ratio from 63.31%, as of December 31, 2005, to 69.97%, as of December 31, 2006, is primarily due to 14 loans that were funded during the twelve-month period, totaling approximately $103.4 million, with a loan to value ratios ranging from 67.52% to 80.00%. The majority of these loans were to repeat borrowers with a history of good standing with us. In addition, the original terms of these loans were 18 months or less. We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value of the loan. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans. For further information regarding related party transactions, refer to Item 13. Certain Relationships and Related Transactions, and Director Independence in Part III of this report Form 10-K.

As of December 31, 2006, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

The Twelve Months Ended December 31, 2006

Total Revenues: For the twelve months ended December 31, 2006 total revenues were approximately $23.5 million due in significant part to the following factors:

•
We recognized interest income from investments in real estate loans of approximately $21.7 million. Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans. As of December 31, 2006, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $242.4 million with a weighted average interest rate of 10.94%. As of December 31, 2005, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $256.5 million with a weighted average interest rate of 10.06%. The decline in investments in real estate loans is attributable to a decline in the capital we had available for investments. Our capital was reduced by redemptions of approximately $30.5 million paid to our members during the three months ended March 31, 2006.

In addition, our interest income was affected by the performances of our loans. During the twelve months ended December 31, 2006, four loans totaling approximately $37.0 million became non-performing. In addition, one of the non-performing loans, with a balance of approximately $25.6 million was foreclosed upon and reclassified to real estate held for sale. For additional information see Note D - Investment Real Estate Loans and Note F - Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part IV of this Report on Form 10-K.

•
We earned approximately $1.3 million in bank interest income on certificates of deposits held at banking institutions. This was attributable to the purchase of investments in certificates of deposits of approximately $17.1 million during the twelve months ended December 31, 2006.

Total Operating Expenses: For the twelve months ended December 31, 2006, total operating expenses were approximately $10.6 million. Expenses were primarily affected by the following factors:

•
Recognition of provisions for loan loss of $5.5 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii. See “Specific Loan Allowance” in Note D - Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV of this Report on Form 10-K.

•
Interest expense was approximately $1.4 million primarily due to $906,000 of interest expenses related to secured borrowings. In addition, we incurred $522,000 of expense related to notes payable on three real estate owned apartment properties. These notes were paid in full in April 2006.

•
Professional fees of approximately $1.3 million include $720,000 of accounting fees related to our public filings during the twelve months ended December 31, 2006. In addition, we incurred legal expense of $587,000 due in part to several legal actions, seeking damages and appraisal rights in connection with the REIT conversion, during the twelve months ended December 31, 2006. For additional information see Item 3 - Legal Proceedings included in Part I of this Report on Form 10-K.

•
We recognized a provision for doubtful receivable relating to a note receivable in default of $329,000 during the twelve months ended December 31, 2006. See Note I - Note Receivables of the Notes to the Consolidated Financial Statements included in Part IV of this Report on Form 10-K.

•
Included in other expenses are expenses totaling $371,000 related to the liability insurance expense for our directors and officers and expenses relating to investor services for the twelve months ended December 31, 2006.

Total Income(Loss) from Real Estate Held for Sale: For the twelve months ended December 31, 2006, total income from real estate held for sale was approximately $3 million.

•
During the twelve months ended December 31, 2006, we recorded approximately $4.1 million in rental revenue related to three apartment complexes that were classified as real estate held for sale. During the twelve months ended December 31, 2006, we sold these properties as described below.

•
The sale of the apartment complex in Austin, TX, resulted in a gain of approximately $1.6 million. In addition, we sold the 278- unit apartment complex in Fort Worth, TX “Windrush” during September 2006, which resulted in a net gain of $56,000. These gains were offset by a loss of approximately $0.5 million recognized on the sale of a 150 unit condominium conversion complex in Houston, TX “The Club at Stablechase” during December 2006.

•	In addition to the gain and losses on the sale of real estate held for sale referred above, we recorded a gain of $60,000 on the sale of a real estate parcel in Cedar Park, TX.

•
During the twelve months ended December 31, 2006, we incurred expenses related to real estate held for sale not sold through seller financed of approximately $4.9 million, primarily related to the three apartment complexes referred to above.

•
We recorded a gain on sale of real estate held for sale because of the recognition of approximately $2.3 million of deposit liabilities received from seller financed loans during the twelve months ended December 31, 2006. As of December 31, 2006, we had approximately $14.8 million, in real estate held for sale - seller financed. Upon the sale of real estate held for sale where we provide the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance of the real estate held for sale - seller finance, depending on the guidelines established by GAAP. Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid in full and we reinvest the proceeds into new loans.

Dividends: To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income. From April 1 through December 31, 2006, we declared dividends to our shareholders of approximately $16.3 million.

Distributions to Members: During the three months ended March 31, 2006, we distributed approximately $6.1 million to Fund II’s members, resulting in a distribution in excess of net income available for distribution of approximately $2.4 million. Distributions made during this period included approximately $2.1 million in respect of net income available for distribution generated during the six months ended December 31, 2005.

The Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenues: Revenues for the six months ended December 31, 2005 decreased compared to the same period in 2004 by approximately $4 million or 25.5% primarily due to the following:

•
Decrease in interest income of approximately $3.1 million is related to the decrease in investments in real estate loans and secured borrowings of approximately $7.2 million and $27.8 million, respectively, from September 30, 2004 to September 30, 2005. This decrease was partially offset by the increase in real estate loans during the three months ended December 31, 2005.

•
Included in other income for the six months ended December 31, 2004 is an insurance settlement we received of approximately $0.8 resulting from deficient procedures performed by the voucher control company we used for construction control on a golf course in Austin, Texas.

Non-performing assets include loans in non-accrual status of approximately $36.4 million as of December 31, 2005 compared to approximately $34.4 million as of December 31, 2004 and real estate held for sale not sold through seller financed of approximately $38.6 million as of December 31, 2005 compared to approximately $39.8 million as of December 31, 2004.

Total Operating Expenses: For the six months ended December 31, 2005 and 2004, total expenses were approximately $1.5 million and $3.4 million, a decrease of approximately $1.9 million or 55.6%. Expenses were affected by the following factors:

•
Interest expense decreased by approximately $2 million due to the decrease in secured borrowing of approximately $5.9 million for the six months ended December 31, 2005 compared to the same period in 2004.

•	For the six months ended December 31, 2004, we recorded approximately $0.2 million in provision for loan losses. No provision for loan losses was recorded during the same period in 2005.

These decreases were partially offset by the following increases:

•
Included in other expenses for the six months ended December 31, 2005 is allowance for bad debt of $183,000 related to an accounts receivable balance from a third party for reimbursement of expenses incurred by us related to the loan secured by 4 cemeteries and 8 mortuaries in Hawaii.

•
Also included in other expenses during the six months ended December 31, 2005, is a loan fee of $100,000 related to two loans which a third party investor participated through an Inter-creditor Agreement.

Total Loss from real estate held for sale: For the six months ended December 31, 2005 and 2004, total loss from real estate held for sale was approximately $0.2 million and $0.9 million, respectively.

•	Gain on sale of real estate held for sale related to seller financed loans, which were paid during the six months ended December 31, 2005 of approximately $1.1 million.

•
For the six months ended December 31, 2005, we recorded operating income of approximately $2.3 million related to the three real estate owned apartment complexes, which were acquired through foreclosure during 2005. We had no similar income during the same period in 2004.

•
During the six months ended December 31, 2004, we recorded a gain on sale of real estate held for sale relating to raw land in Mesquite, Nevada. The transaction resulted in a gain of approximately $0.8 million.

•
During the six months ended December 31, 2004, we recorded approximately $0.1 million in write downs on real estate held for sales as a result of a reassessment of the value of two of our real estate properties based on purchase offers received.

•
We incurred expenses related to real estate held for sale for the six months ended December 31, 2005 of approximately $3.6 million related to the three real estate owned apartment complexes, which were acquired through foreclosure during 2005

As of December 31, 2005 and 2004, we had approximately $22.9 million and $13.1 million, respectively, in real estate held for sale-seller financed. As of December 31, 2005 and 2004, we had approximately $0.9 million and $0.8 million, respectively, in deposit liability.

Annualized Rate of Return to Members. For the six months ended December 31, 2005 and 2004, the annualized rate of return to members, as calculated in accordance with GAAP, was 4.89% and 4.94%, respectively

Distributions to Members. The following is a schedule of distributions made to members for the six months ended December 31, 2005 and 2004.

	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004
		(Unaudited)
Distributions of Net Income Available for Distribution	$8,586,000	$11,160,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	--	--
Total Distributions	$8,586,000	$11,160,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in the operating agreement, which governed Fund II as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members as net income available for distribution is the minimum amount required to be distributed to members pursuant to our operating agreement. Although we generally do not plan to make distributions in excess of net income available for distribution, we may do so from time to time. Any such distribution will be treated as a return of capital for income tax purposes. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004
		(Unaudited)

Distribution of Net Income Available for Distribution	$8,586,000	$11,160,000
Additions to Working Capital Reserves (Amount Not Distributed)	2,052,000	1,016,000
Gain on Sale of Marketable Securities	(203,000)	--
Gain on Real Estate Held for Sale	(47,000)	(758,000)
Gain on Real Estate Held for Sale - Seller Financed	(1,079,000)	--
Amortized Interest Income	(272,000)	--
Interest Income Accrued to Loan Balance	--	280,000
Change in Operating Assets and Liabilities:
Net Change in Amounts Due from Fund I	1,560,000	5,761,000
Net Change in Other Operating Assets	(247,000)	680,000
Net Change in Accounts Payable and Accrued Liabilities	(842,000)	143,000
Net Change in Amounts Due to Related Parties	(540,000)	(553,000)
Net Cash Provided by Operating Activities	$8,968,000	$17,729,000
Net Cash Provided by Investing Activities	$1,521,000	$39,928,000
Net Cash Provided (Used) in Financing Activities	$18,578,000	$(16,827,000)

Fiscal Year Ended June 30, 2005 Compared To June 30, 2004

Total Revenues. For the fiscal year ended June 30, 2005, total revenues were approximately $28.0 million compared to approximately $41.1 million for the fiscal year ended June 30, 2004, a decrease of approximately $13.2 million or 32.04%. The decline in revenue was primarily due to the following:

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

•
We recognized approximately $2.3 million in revenue related to a finder’s fee on the sale of real estate in the City of Mesquite, Nevada during the fiscal year ended June 30, 2004. We had no such comparable revenue for the fiscal year ended June 30, 2005. Our company and Fund I were presented with an opportunity to purchase the property but were prohibited by their respective operating agreements from purchasing the property. Instead, our manager facilitated the purchase and subsequent sale of the property. The subsequent sale of the property was made possible due to buyer financing provided by our company and Fund I. Our manager negotiated that the buyer (an unaffiliated third party) pay a finder’s fee in the form of a approximately $2.3 million promissory note to our company and a approximately $4.7 million promissory note to Fund I to reflect the fact that the transaction was made possible by financing provided by our company and Fund I. The total $7.0 million finder’s fee was allocated to our company and Fund I based on the same ratio of the financing that each provided in the transaction. We received a promissory note in lieu of cash from an unaffiliated party in connection with the sale. The note required monthly interest payments at a rate of 8.5% per annum and had an original maturity date of June 13, 2005. We were using the cost recovery method of accounting for the transaction. Accordingly, we did not recognize any income on the $2.3 million note until the principal balance of both notes was paid in full. Under the cost recovery method, interest payments received by our company in excess of the principal balance are not recorded as income until such time as the note is paid in full, which occurred in the first calendar quarter of 2004. In February 2004, both notes were paid in full and we recorded the $2.3 million as revenue related to the sale of real estate related to the original note and approximately $0.3 million in interest income related to interest payments received prior to loan payoff.

Non-performing assets include loans in non-accrual status totaling approximately $36.0 million as of June 30, 2005 compared to $46.0 million as of June 30, 2004 and real estate held for sale not sold through seller financed totaling approximately $51.2 million as of June 30, 2005 compared to $28.3 million as of June 30, 2004. The amount of non-performing assets may reflect the risks inherent in our business strategy that entails more lenient underwriting standards and expedited loan approvals procedures, as well as the effects of a weakening economy. Our revenues will continue to be impacted until we are able to convert these non-performing assets into interest paying real estate loans. We will attempt to accomplish this by working with the borrower where possible and by foreclosing on the underlying property where necessary. We intend to sell properties acquired through foreclosure as soon as practicable, consistent with its objective of avoiding a loss of principal on our loans. However, we cannot predict how quickly we will be able to sell foreclosed properties.

As of June 30, 2005, our manager had granted extensions on nine loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due to us from borrowers whose loans had been extended as of June 30, 2005 was approximately $76.0 million. At June 30, 2005, an extended loan of approximately $1.5 million was a non-performing loan. Our manager concluded that no additional allowance for loan losses was necessary with respect to such loans.

Total Operating Expenses. For the year ended June 30, 2005, total expenses were approximately $8.7 million compared to $10.2 million for the year ended June 30, 2004, a decrease of approximately $1.5 million or 14.15%. The decrease is primarily related to the following:

•	We recognized an impairment value of $500,000 due to a restructured loan.

•	We recognized professional fees related to a restructured loan in the amount of $590,000.

•
The increase in expenses was partially offset by a decrease in interest expense of approximately $2.2 million due to a decrease in the amount of secured borrowings. As of June 30, 2005 and 2004, secured borrowings were approximately $25.7 million and $61.9 million, respectively, representing a decrease of approximately $36.2 million.

•	We recognized an allowance for loan loss of approximately $2.3 million, for the year ended June 30, 2005, on a loan secured by 4 cemeteries and 8 mortuaries in Hawaii (RightStar).

Total Income (Loss) from Real Estate Held for Sale: For the year ended June 30, 2005, total loss from real estate held for sale totaled approximately $10.3 million, compared to total income of approximately $0.8 million for the year ended June 30, 2004, a decrease in income of approximately 1,453.40% due in significant part to the following factors:

•	We wrote down the carrying value of a 126 unit assisted living facility located in Phoenix, Arizona by approximately $5.9 million during the year ended June 30, 2005.

•	We wrote down the carrying value of the 166 residential lots located in Henderson, Nevada by $179,000 during the year ended June 30, 2005.

•	We wrote down the carrying value of two real estate parcels located in Austin and Cedar Park, Texas by approximately $1.0 million during the year ended June 30, 2005.

•	We wrote down the carrying value of the 74 unit (90 beds) assisted living facility located in San Bernardino, California by $282,000 during the year ended June 30, 2005.

•	We sold a 126 unit hotel in Mesquite, Nevada and sustained a loss of $829,000 during the year ended June 30, 2005.

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

Annualized Rate of Return to Members. For the year ended June 30, 2005, the annualized rate of return to members, as calculated in accordance with GAAP, was 1.97% compared to 6.63% for fiscal 2004.

Distributions to Members. The following is a schedule of distributions made to members for the years ended June 30, 2005 and 2004.

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004

Distributions of Net Income Available for Distribution	$19,006,000	$29,097,000
Distributions in Excess of Net Income Available for a Distribution Generated During the Period	1,107,000	--
Total Distributions	$20,113,000	$29,097,000

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

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004

Distribution of Net Income Available for Distribution	$19,006,000	$29,097,000
Additions to Working Capital Reserves (Amount Not Distributed)	--	5,249,000
Gain on sale of real estate held for sale	(760,000)	--
Loss on sale of real estate held for sale	932,000	--
Interest income accrued to loan balance	402,000	--
Change in operating assets and liabilities:
Interest and other receivables	216,000	(444,000)
Due to Manager	(289,000)	(1,072,000)
Due to Vestin Group	(384,000)	(23,000)
Due to/from VRM I	1,427,000	(2,771,000)
Note receivable from VRM I	4,278,000	--
Prepaid expenses	(20,000)	--
Accounts payable and accrued liabilities	811,000	219,000
Net cash provided by operating activities	$25,619,000	$30,255,000
Net cash provided by investing	$33,067,000	$23,792,000
Net cash (used) by financing	$(60,057,000)	$(47,851,000)

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in real estate loans. Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs. We may pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund II from the sale of shares or membership units.

During the twelve months ended December 31, 2006, cash flows provided by operating activities approximated $18.1 million. Investing activities consisted of cash provided by loan payoffs of approximately $203.1 million. Cash used for new investments and purchases of real estate loans totaled approximately $234.6 million, proceeds from the sale of real estate held for sale totaled approximately $35.6 million and proceeds from full payment of loans related to real estate held for sale - seller financed totaled approximately $8.1 million. In addition, investing activities consisted of the purchase of approximately $17.1 million in certificates of deposit and proceeds from maturities of certificates of deposit totaling approximately $17.8 million. Financing activities consisted of payments on notes payable in the amount of approximately $26.1 million and dividends to stockholders, net of reinvestment, of approximately $12.0 million. In addition, financing activities consisted of members’ redemptions in the amount of approximately $30.5 million and distributions of approximately $5.3 million, net of reinvestments.

At December 31, 2006, we had approximately $16.8 million in cash, $0.25 million in certificates of deposit, $2.1 million in marketable securities - related party and approximately $303 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program. As of February 26, 2007, approximately 8% of our shareholders owning less than 1% our outstanding shares have elected to reinvest their dividends. The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing totaling approximately $19.5 million and $30.1 million, respectively, as of December 31, 2006 compared to approximately $31.7 million and $38.6 million, respectively, as of December 31, 2005. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.8 Intercreditor Agreement under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K). The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan. As of December 31, 2006, approximately $24.3 million has been funded on this loan, of which our portion was approximately $4.3 million. As of December 31, 2006, this secured borrowing totaled approximately $18.5 million, of which our portion was approximately $13.8 million. In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2005, we had approximately $19.8 million in funds being used under Inter-creditor Agreements.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 37 real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006, with a balance of approximately $242.4 million as compared to investments in 34 real estate loans as of December 31, 2005, with a balance of approximately $256.5 million.

At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.5 million, net of allowance for loan losses of approximately $9.3 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

On May 1, 2006, the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized through March 2007, the maturity of the loan. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was $429,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was $242,000.

•	Payment of past due forbearance fees of $555,000 of which our portion was $476,000, to be recognized as unearned revenue and amortized through March 2007.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2006, we have provided a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is approximately $9.3 million. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the twelve months ended December 31, 2006, refer to Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

Investments in Real Estate Held for Sale

At December 31, 2006, we held two properties with a total carrying value of approximately $30.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. During the twelve months ended December 31, 2006, we completed the following transactions related to our real estate held for sale:

•	During March 2006, we sold the parcel in Cedar Park, Texas. Our net proceeds were $260,000, resulting in a gain of $60,000.

•	During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were $550,000, resulting in a gain of $252,000.

•	During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

•
During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million, which resulted in a net gain of $21,000.

•
During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8,019,000, resulting in net proceeds of $7,885,000. During the three months ended December 31, 2006, we received an additional payment of $230,000 from cash reserves held by the apartment manager, which resulted in a net gain of $56,000 on the sale of the property.

•
During December 2006, we sold the 150 unit condominium conversion in Houston, TX “The Club at Stablechase” for a sales price of approximately $8.5 million, with net proceeds of approximately $8.2 million, which resulted in a net loss of approximately $0.5 million.

•
During November 2006, we, VRM I and Fund III acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. The property is currently under a purchase agreement for a total sales price of approximately $29.9 million, of which our portion will be approximately $25.6 million.

For additional information on our investments in real estate held for sale, refer to Note F -Real Estate Held for Sale of the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

Investments in Real Estate Held for Sale — Seller Financed

At December 31, 2006, we held an interest in two properties with a total carrying value of approximately $14.8 million, which have sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements. We may share ownership of such properties with VRM I, Fund III, the manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note G -Real Estate Held for Sale-Seller Financed of the Notes to the Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured borrowings (1)	$13,796,000	$13,796,000	$--	$--	$--
Note Payable (2)	27,000	27,000	--	--	--
Total	$13,823,000	$13,823,000	$--	$--	$--

(1)
In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowings, we would be liable for the full outstanding balance, which was approximately $18.5 million as of December 31, 2006.

(2)	During January 2007, the note payable was paid in full.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. We do not accrue interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,424,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$12,120,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,424,000)
Allowance for loan losses assumption decreased by 4.1% of loan portfolio	$(9,828,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that may cause significant changes in our estimated allowance include, but not limited to:

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

Real Estate Held For Sale - Seller Financed

We occasionally finance sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66 - Accounting for Sales of Real Estate ("FAS 66'') requires the buyer of the real estate to make minimum initial and continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At December 31, 2006, our aggregate investment in real estate loans was approximately $221.8 million, net of allowance, with a weighted average effective interest rate of 10.94%. We had one loan financed under an Inter-creditor Agreement at December 31, 2006, which was classified as assets under secured borrowing totaling approximately $13.8 million. Most of the real estate loans had an initial term of 12 months. The weighted average term of outstanding loans, including extensions and loans related to seller financed real estate held for sale, at December 31, 2006 was 19 months. All but one of the outstanding real estate loans at December 31, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans had prepayment penalties and ten had an exit fee.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for dividend distribution to stockholders. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity that would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in real estate loans, including loans related to seller financed real estate held for sale held, in our portfolio as of December 31, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of December 31, 2006.

	Interest Earning Assets Aggregated by Maturity at December 31, 2006
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments In Real Estate Loans	$242,395,000	$--	$--	$--	$--	$242,395,000

Weighted Average Interest Rates	10.94%	--%	--%	--%	--%	10.94%

At December 31, 2006, we also had approximately $19.2 million invested in cash, cash equivalents, certificates of deposit, and marketable securities - related party (VRM I). Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the our management, including the CEO and CFO, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

The certifications of the our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Moore Stephens Wurth Frazer and Torbet, LLP, our independent registered public accounting firm, as stated in its report, which appears below in this Item 9A.

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during the Quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage II, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Vestin Realty Mortgage II, Inc., (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vestin Realty Mortgage II’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vestin Realty Mortgage II, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vestin Realty Mortgage II, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, equity and other comprehensive income and its cash flows for the twelve months ended December 31, 2006, the six months ended December 31, 2005, and the years ended June 30, 2005 and 2004 and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 12, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day to day basis by Vestin Mortgage, a privately held company wholly owned by Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of December 31, 2006 and positions of the individuals who serve as our directors and executive officers:

Name	Age	Title

Michael V. Shustek	48	President, Chief Executive Officer and Director
John W. Alderfer	62	Chief Financial Officer and Director
Robert J. Aalberts(1)(2)(3)	55	Director
Fredrick J. Zaffarese Leavitt(1)(2)(3)	36	Director
Roland M. Sansone(1)(2)(3)	51	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

The following table sets forth the names, ages as of January 31, 2007 and positions of the individuals who serve as directors and executive officers of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	48	President, Chief Executive Officer and Chairman
John W. Alderfer	62	Chief Financial Officer
James M. Townsend	37	Chief Operating Officer
Michael J. Whiteaker	57	Vice President of Regulatory Affairs
Daniel B. Stubbs	45	Senior Vice President
Maria Rocio Revollo	45	Corporate Controller

Directors and Executive Officers of Vestin Realty Mortgage II, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been our Chief Executive Officer and Chairman of our Board of Directors since January 2006. He has been a director of our manager and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In addition, Mr. Shustek has been the Direct and CEO of VRM II since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of our manager and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of our manager. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.” Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. See Item 3 Legal Proceedings, regarding legal matters involving our manager and Mr. Shustek.

John W. Alderfer has been our Chief Financial Officer and member of our Board of Directors since January 2006. He has served as the Chief Financial Officer of Vestin Group effective January 2005. In addition, Mr. Alderfer has been a Director and the CFO of VRM I since January 2006. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.

James M. Townsend has served as the Chief Operating Officer of Vestin Group since January 2007. Mr. Townsend also serves on the loan committee of Vestin Mortgage and its affiliates. Mr. Townsend has over 15 years of experience in the securities industry. From February 2004 to September 2006, Mr. Townsend was the National Sales Manager of Samco Financial Services, Inc. From November 2003 to February 2004, Mr. Townsend was employed by Vestin Group as Manager of the Wholesale Division. From September 2002 to October of 2004, Mr. Townsend was National Sales Manager of Samco Financial Services, Inc. From February 1997 to July 2002, Mr. Townsend was employed by Donald & Co. Securities, Inc., as both a Sales Manager and the National Sales Manager. Mr. Townsend received a Bachelor of Science degree in Business Administration from The University of Texas at Dallas.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of our manager and Vestin Group since May 1999. Mr. Whiteaker is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Daniel B. Stubbs has been the Senior Vice President of Underwriting and Secretary of our manager from January 2000 to July 2006, and has continued in that capacity in Vestin Originations since July 2006. Mr. Stubbs heads the loan department for our manager’s affiliates and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process. In addition, Mr. Stubbs serves on the loan committee and acts as liaison for our manager and its affiliates with the various commercial loan participants. Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Maria Rocio Revollo has been Corporate Controller of Vestin Group since June 2005. Ms. Revollo previously served as Corporate Controller for Sobel Westex from January 2002 through May 2005. From April 1999 to December 2001, Ms. Revollo was a financial consultant for Re:Source Connections. Ms. Revollo is a Certified Public Accountant and worked for the accounting firm of KPMG LLP. She received a Bachelor of Business Administration degree in Accounting and a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Unaffiliated Directors of Vestin Realty Mortgage II

The principal occupation and business experience for the independent and unaffiliated directors of Vestin Realty Mortgage II are as follows:

Robert J. Aalberts was a director of Vestin Group from April 1999 to December 2005. He has been a director of us and VRM I since January 2006. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law 6th Ed. (2006) published by the Thomson/West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992, Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Fredrick J. Zaffarese Leavitt was a director for Vestin Group from November 2004 to December 2005. He has been a director of us and VRM I since January 2006. Since August of 1993 Mr. Zaffarese Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese Leavitt sits on various audit committees involving the utility industry. Mr. Zaffarese Leavitt is a CPA and a graduate of University of Nevada Las Vegas.

Roland M. Sansone was a director for Vestin Group from December 2004 to December 2005. He has been a director of us and VRM I since January 2006 and has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.

Board Composition

Our board of directors is authorized to have up to 15 directors. Our board of directors is currently comprised of five directors. In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. The members of the classes are divided as follows:

•	The class I director is Mr. Zaffarese, and his term will expire at the 2007 annual meeting of stockholders;

•	The class II directors are Messrs, Alderfer and Sansone, and their terms will expire at the 2008 annual meeting of stockholders; and

•	The class III directors are Messrs, Aalberts and Shustek, and their terms will expire at the 2009 annual meeting of stockholders.

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

Audit Committee. The audit committee consists of Messrs, Aalberts, Zaffarese and Sansone. Our board of directors has determined that Mr. Zaffarese is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable Nasdaq stock market rules. Mr. Zaffarese is the Audit Committee Chairman. We believe the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations. We intend to comply with future audit committee requirements as they become applicable to us.

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

Nominating Committee. The nominating committee consists of Messrs, Aalberts, Zaffarese and Sansone. Mr. Aalberts is the Nomination Chairman. We believe the composition of our nominating committee meets the criteria for independence under, and the functioning of our nominating committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. We intend to comply with future nominating committee requirements as they become applicable to us.

Our nominating committee’s purpose is to assist our board of directors by identifying individuals qualified to become directors. This committee’s responsibilities include, among other things:

•	evaluating the composition, size and governance of our board of directors and making recommendations regarding future planning and the appointment of directors;

•	establishing a policy for considering stockholder nominees for election to our board of directors; and

•	evaluating and recommending candidates for election to our board of directors.

Compensation Committee The compensation committee consists of Messer, Aalberts, Zaffarese and Sansone. Mr. Sansone is the Compensation Chairman. We believe the composition of our compensation committee meets the criteria for independence under, and the functioning of our compensation committee complies with applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and SEC rules and regulations. We intend to comply with future compensation committee requirements as they become applicable to us.

Our compensation committee’s purpose is to assist our board of directors relating to compensation of the Company’s directors, executive officers and its sole manager, Vestin Mortgage, Inc.; and to produce as may be required an annual report on executive officer compensation. Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.

Director Compensation

Currently, our directors who are also employees of our manager receive no additional compensation for their services as directors. Our non-employee directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees of our manager. The Code of Business Conduct and Ethics may be found on our web site at www.vestinrealtymortgage2.com.

ITEM 11. EXECUTIVE COMPENSATION

We do not pay any compensation to our executive officers. We pay a management fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units. Payment of the management fee is reviewed by and subject to approval of our Compensation Committee. For the twelve months ended December 31, 2006, we paid our manager approximately $1.1 million for its management services, which represented less than 10% of the revenues received by our manager and its affiliates in 2006.

Our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 9, 2007, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock. Unless otherwise noted, the percentage ownership is calculated based on 38,862,128 shares of our common stock as of March 9, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Comerica Bank One Detroit Center Detroit, MI 48275	Sole voting power of 2,720,606 shares with no dispositive power (1)	7.00%

(1)	Based upon a Schedule 13G, dated February 13, 2007, filed with the SEC by Comerica Bank, which is deemed to be the beneficial owner of 2,720,606 shares with sole voting power and no dispositive power.

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 9, 2007 by:

•	each director;

•	our chief executive officer and our other executive officers; and

•	all executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 38,862,128 shares of our total outstanding common stock as of March 9, 2007.

	Common Shares Beneficially Owned
Beneficial Owner	Number	Percent

Michael V. Shustek (1)	330,717	**
John W. Alderfer (3)	2,569	**
James M. Townsend (2) (3)	307,558	**
Robert J. Aalberts (3)	494	**
Frederick J. Zaffarese Leavitt	--	--
Roland M. Sansone	--	--
All directors and executive officers as a group (6 persons)	641,338	1.65%

** Less than one percent of our total outstanding common stock.

(1)
Includes 241,020 shares held by our manager and 89,697 shares held by Michael Shustek. Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns all of the capital stock of our manager through Vestin Group. Mr. Shustek has sole voting and investment power in all these shares.

(2)
Mr. Townsend became an officer of Vestin Group in January 2007. Mr. Townsend directly owns 139,074 shares and indirectly owns 168,484 shares through FMR Holdings, Inc., which is wholly owned by Mr. Townsend.

(3)
Except as otherwise indicated, and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly. The amount of management fees paid to our manager for the twelve months ended December 31, 2006 was approximately $1.1 million.

As of December 31, 2006, our manager owned 241,020 of our common shares. For the twelve months ended December 31, 2006, we incurred $46,000 in dividends payable to our manager based on the number of shares they held on the dividend record dates and we recorded pro-rata distributions owed to our manager of $16,000.

Transactions with Other Related Parties

As of December 31, 2006, we owned 407,485 common shares of VRM I, representing approximately 5.93% of their total outstanding common stock. On November 29, 2006, we filed the required Schedule 13D with the SEC. For the twelve months ended December 31, 2006 we recognized $72,000 in dividends from VRM I based on the number of shares we held on the dividend record dates.

As of December 31, 2006, VRM I owned 372,655 of our common shares, representing approximately 0.96% of our total outstanding common stock. For the twelve months ended December 31, 2006, we incurred $151,000 in dividends payable to VRM I based on the number of shares they held on the dividend record dates.

During the twelve months ended December 31, 2006 we bought approximately $1.4 million in real estate loans from VRM I and sold approximately $0.5 million in real estate loans to VRM I. No gain or loss resulted from these transactions.

As of December 31, 2006, Fund III owned 158,191 of our common shares. For the twelve months ended December 31, 2006, we incurred $47,000 in dividends payable to Fund III based on the number of shares they held on the dividend record dates.

During the twelve months ended December 31, 2006, we purchased $4.9 million in real estate loans from Fund III. In addition, during the twelve months period ended December 31 2006, we sold $6.0 million in real estate loans to Fund III. No gain or loss resulted from these transactions.

During January 2006, Michael V. Shustek, the manager’s CEO, purchased a $2 million trust deed investment from us, of which, the total balance of $2 million was repurchased by us. No gain or loss resulted from these transactions.

During the twelve months ended December 31, 2006, we purchased $556,000 in performing real estate loans from LTD, a company wholly owned by our CEO Michael V. Shustek. No gain or loss resulted from these transactions.

As of December 31, 2006, Vestin Originations owed us $31,000 related to a loan payment by a borrower. We received the payment from Vestin Originations on January 2, 2007.

For the twelve months ended December 31, 2006, we incurred $88,000 for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the twelve months ended December 31, 2006 and 2005, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2006	December 31, 2005
Audit Fees	$412,000	$455,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Our Audit Committee has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by our independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee or, prior to April 1, 2006, by the Audit Committee of Vestin Group, pursuant to our pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statement are contained on Pages F-2 through F-31 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

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
10.8(6)
Intercreditor Agreement, dated October 13, 2006, by and between Vestin Originations, Inc., Vestin Mortgage, Inc. Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

21.1(4)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(5)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 20, 2005 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 5 to our Form S-4 Registration Statement filed on December 20, 2005 (File No. 333-125121).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(4)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(5)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed on October 26, 2006 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc. (successor to Vestin Fund II, LLC)

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 13, 2007
Michael V. Shustek	(Principal Executive Officer)

/s/ John W. Alderfer	Chief Financial Officer and Director	March 13, 2007
John W. Alderfer	(Principal Financial and Accounting Officer)

/s/ Robert J. Aalberts	Director	March 13, 2007
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	March 13, 2007
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	March 13, 2007
Roland M. Sansone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc., (“the Company”) as of December 31, 2006 and 2005 and related consolidated statements of operations, equity and other comprehensive income and its cash flows for the twelve months ended December 31, 2006, the six months ended December 31, 2005, and the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the twelve months ended December 31, 2006, the six months ended December 31, 2005, and for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedules are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vestin Realty Mortgage II, Inc’s. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 12, 2007

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	December 31, 2005

Assets
Cash	$16,841,000	$39,633,000
Certificates of deposit	250,000	1,000,000
Investment in marketable securities	--	7,260,000
Investment in marketable securities - related party	2,087,000	--
Interest and other receivables, net of allowance of $160,000 at December 31, 2006 and $693,000 at December 31, 2005	2,709,000	3,079,000
Note receivable, net of allowance of $2,000,000 at December 31, 2006 and $2,158,000 at December 31, 2005	282,000	810,000
Real estate held for sale	30,079,000	38,639,000
Real estate held for sale - seller financed	14,774,000	22,887,000
Investment in real estate loans, net of allowance for loan losses of $9,828,000 at December 31, 2006 and $4,724,000 at December 31, 2005	221,849,000	227,875,000
Due from Manager - related party	--	325,000
Due from Vestin Originations - related party	31,000	--
Assets under secured borrowings	13,796,000	19,754,000
Other assets	344,000	687,000

Total assets	$303,042,000	$361,949,000

LIABILITIES, STOCKHOLDERS' EQUITY & MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$687,000	$306,000
Secured borrowings	13,796,000	19,754,000
Note payable	27,000	25,884,000
Deposit liability	5,514,000	865,000
Unearned revenue	454,000	--
Dividend payable	4,078,000	--

Total liabilities	24,556,000	46,809,000

Commitments and Contingences

Members’ equity - authorized 50,000,000 units at $10 per unit, 32,937,162 units issued and outstanding at December 31, 2005	--	315,122,000
Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,839,710 shares issued and outstanding at December 31, 2006	4,000	--
Additional paid in capital	277,853,000	--
Retained earnings	1,242,000	--
Accumulated other comprehensive income (loss)	(613,000)	18,000

Total stockholders' equity & members' equity	278,486,000	315,140,000

Total liabilities and stockholders' equity & members’ equity	$303,042,000	$361,949,000

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF INCOME

	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Year Ended	For the Year Ended
	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004
			(Unaudited)
Revenues
Interest income from investment in real estate loans	$21,718,000	$11,301,000	$14,388,000	$25,301,000	$38,825,000
Adjustment to allowance for loan losses	--		--	41,000	--
Gain on sale marketable securities	21,000	203,000	--	--	--
Dividend income - related party	72,000	--	--	--	--
Interest income from banking institutions	1,333,000	287,000	249,000	409,000	365,000
Other income	335,000	437,000	1,562,000	2,207,000	1,946,000
Total revenues	23,479,000	12,228,000	16,199,000	27,958,000	41,136,000

Operating expenses
Management fees - related party	1,096,000	546,000	515,000	1,060,000	1,025,000
Provision for loan loss	5,500,000	--	167,000	2,775,000	2,605,000
Interest expense	1,446,000	412,000	2,441,000	3,526,000	5,681,000
Professional fees	1,219,000	116,000	154,000	996,000	626,000
Professional fees - related party	88,000	127,000	108,000	206,000	50,000
Provision of doubtful accounts related to receivable	329,000	183,000	--	--	80,000
Other	946,000	130,000	25,000	167,000	102,000
Total operating expenses	10,624,000	1,514,000	3,410,000	8,730,000	10,169,000

Income from Operations	12,855,000	10,714,000	12,789,000	19,228,000	30,967,000

Income from real estate held for sale
Revenue related to real estate held for sale	4,101,000	2,311,000	--	--	2,333,000
Net gain (loss) on sale of real estate held for sale	1,517,000	47,000	758,000	(172,000)	--
Gain on sale of real estate held for sale - seller financed	2,293,000	1,079,000	--	--	--
Expenses related to real estate held for sale	(4,915,000)	(3,607,000)	(1,538,000)	(2,784,000)	(1,559,000)
Write downs on real estate held for sale	--	--	(123,000)	(7,384,000)	(10,000)
Total income (loss) from real estate held for sale	2,996,000	(170,000)	(903,000)	(10,340,000)	764,000

Income before provision for income taxes	15,851,000	10,544,000	11,886,000	8,888,000	31,731,000

Provision for income taxes	--	--	--	--	--

NET INCOME	$15,851,000	$10,544,000	$11,886,000	$8,888,000	$31,731,000

Basic and diluted earnings per common weighted average share / membership unit	$0.41

Dividends declared per common share / cash distributions per membership unit	$0.58

Net income per weighted average membership unit		$0.25	$0.25	$0.20	$0.66

Weighted average common shares / membership units	38,832,458	42,747,725	47,756,928	45,188,004	47,729,256

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF EQUITY & OTHER COMPREHENSIVE INCOME

		Common Stock
	Membership Units	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Members' Equity	Total
Members' Equity at June 30, 2003	50,183,702	--	$--	$--	$--	$--	$375,189,000	$375,189,000

Net Income							31,731,000	31,731,000
Issuance of Units	3,468,010						26,677,000	26,677,000
Distributions to Members							(29,097,000)	(29,097,000)
Reinvestment of Distributions	1,016,990						7,823,000	7,823,000
Members' Redemptions	(6,823,282)						(51,254,000)	(51,254,000)

Members' Equity at June 30, 2004	47,845,420	--	$--	$--	$--	$--	$361,069,000	$361,069,000

Comprehensive Income:
Net Income							8,888,000	8,888,000
Unrealized Loss on Marketable Securities						(804,000)		(804,000)
Total Comprehensive Income								8,084,000

Capital Contribution from Manager							1,984,000	1,984,000
Distributions to Members							(20,113,000)	(20,113,000)
Reinvestment of Distributions	515,600						3,966,000	3,966,000
Members' Redemptions	(5,707,304)						(43,910,000)	(43,910,000)

Members' Equity at June 30, 2005	42,653,716	--	$--	$--	$--	$(804,000)	$311,884,000	$311,080,000

Comprehensive Income:
Net Income							10,544,000	10,544,000
Reversal of Unrealized Loss on Marketable Securities						804,000		804,000
Unrealized Gain on Marketable Securities						18,000		18,000
Total Comprehensive Income								11,366,000

Distributions to Members							(8,586,000)	(8,586,000)
Reinvestment of Distributions	164,729						1,281,000	1,281,000
Members' Redemptions	(135)						(1,000)	(1,000)

Members' Equity at December 31, 2005	42,818,310	--	$--	$--	$--	$18,000	$315,122,000	$315,140,000

Comprehensive Income:
Net Income (Loss)					17,561,000		(1,710,000)	15,851,000
Reversal of Unrealized Gain on Marketable Securities						(18,000)		(18,000)
Unrealized Loss on Marketable Securities - Related Party						(613,000)		(613,000)
Total Comprehensive Income								15,220,000

Distributions to Members							(6,073,000)	(6,073,000)
Reinvestment of Distributions	98,489						742,000	742,000
Members' Redemptions	(4,126,824)						(30,459,000)	(30,459,000)

Reclassify members' equity to stockholders' equity	(38,789,975)	38,789,975	3,000	277,619,000			(277,622,000)	--

Dividends to Stockholder					(16,319,000)			(16,319,000)
Reinvestment of Dividends		49,735	1,000	234,000				235,000

Stockholders' Equity at December 31, 2006	--	38,839,710	$4,000	$277,853,000	$1,242,000	$(613,000)	$--	$278,486,000

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Year Ended	For the Year Ended
	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004
			(Unaudited)
Cash flows from operating activities:
Net income	$15,851,000	$10,544,000	$11,886,000	$8,888,000	$31,731,000
Adjustments to reconcile net income to net cash provided by operating activities:	--
Provision of doubtful accounts related to receivable	329,000	183,000	167,000	--	--
Gain /loss on sale of marketable securities	(21,000)	(203,000)	--	--	--
Write down of real estate held for sale	--	--	123,000	7,384,000	10,000
Gain on sale of real estate held for sale	(2,014,000)	(47,000)	(758,000)	(760,000)	--
Loss on sale of real estate held for sale	497,000	--	--	932,000	--
Gain on sale of real estate held for sale - seller financed	(2,293,000)	(1,079,000)	--	--	--
Provision for loan loss	5,500,000	--	--	2,775,000	2,605,000
Adjustment to allowance for loan losses	--	--	--	(41,000)	--
Amortized interest income	(1,328,000)	(272,000)	--	402,000	--
Interest income accrued to loan balance	--	--	280,000	--	--
Change in operating assets and liabilities:	--
Interest and other receivables	273,000	420,000	680,000	216,000	(444,000)
Due to/from Manager	325,000	(539,000)	(199,000)	(289,000)	(1,072,000)
Due to/from Vestin Group	--	(1,000)	(354,000)	(384,000)	(23,000)
Due to/from Vestin Originations	(31,000)	--	--	--	--
Due to/from VRM I	--	1,560,000	1,483,000	1,427,000	(2,771,000)
Note receivable from VRM I	--	--	4,278,000	4,278,000	--
Prepaid expenses	343,000	(667,000)	--	(20,000)	--
Accounts payable and accrued liabilities	381,000	(842,000)	143,000	811,000	219,000
Net cash provided by operating activities	17,812,000	9,057,000	17,729,000	25,619,000	30,255,000

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Year Ended	For the Year Ended
	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004
			(Unaudited)
Cash flows from investing activities:
Investments in real estate loans	$(202,748,000)	$(104,346,000)	$(42,380,000)	$(77,218,000)	$(215,225,000)
Purchase of investments in real estate loans including interest receivable	--	(10,065,000)	--	--	--
Purchase of investments in real estate loans from:	--
VRM I	(1,350,000)	(7,600,000)	--	--	(10,000,000)
Fund III	(4,900,000)	(500,000)	(5,000,000)	(10,000,000)	--
Other related parties	(2,556,000)	(11,824,000)	--	(2,700,000)	--
Third Party	(23,000,000)	(1,334,000)	(11,000,000)	(27,058,000)	(32,653,000)
Proceeds from loan payoff	203,106,000	103,858,000	105,546,000	136,158,000	183,048,000
Sale of investments in real estate loans to:	--
VRM I	500,000	--	--	600,000	806,000
Fund III	6,000,000	--	--	5,000,000	10,000,000
Other related parties	2,000,000	7,000,000	--	4,000,000	--
Third party	175,000	10,000,000	4,533,000	17,033,000	77,928,000
Proceeds from investment in real estate held for sale	35,553,000	4,767,000	12,542,000	16,397,000	3,754,000
Principal payments on real estate held for sale - seller financed	8,113,000	9,635,000	--	--	--
Allowance for investment in real estate loan losses, related to legal expense	(906,000)	--	--	--	--
Repayment of secured borrowings	--	--	--	--	(2,442,000)
Proceeds from note receivable	686,000	89,000	--	--	--
Notes receivable	--	(154,000)
Recovery of allowance for doubtful notes receivable	(487,000)	(89,000)
Purchase of marketable securities	--	(14,827,000)	(25,993,000)	(31,942,000)	--
Purchase of marketable securities - related party	(2,700,000)	--	--	565,000	--
Proceeds from sale of marketable securities	7,263,000	16,354,000	--	--	--
Purchase of fixed asset	--	--	--	(7,000)	--
Purchase of investments in certificates of deposit	(17,061,000)	--	--	--	(265,000)
Proceeds from investments in certificates of deposit	17,811,000	--	1,425,000	1,425,000	8,915,000
Cash outlays for real estate held for sale	--	--	(177,000)	(177,000)	(455,000)
Unearned revenue proceeds related to loan restructuring	608,000	--	--	--	--
Deposit liability	6,942,000	468,000	432,000	991,000	381,000
Net cash provided by investing activities	$33,049,000	$1,432,000	$39,928,000	$33,067,000	$23,792,000

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended	For the Six Months Ended	For the Six Months Ended	For the Year Ended	For the Year Ended
	12/31/2006	12/31/2005	12/31/2004	6/30/2005	6/30/2004
Cash flows from financing activities:			(Unaudited)
Payment on line of credit	$--	$--	$--	$--	$(2,000,000)
Payment on note payable	(25,857,000)	--	--	--	--
Proceeds from issuance of note payable	--	25,884,000	--	--	--
Dividends to stockholders, net of reinvestments	(11,906,000)	--	--	--	--
Dividends to stockholders - related party	(100,000)	--	--	--	--
Proceeds from issuance of membership units	--	--	--	--	26,677,000
Members' distributions, net of reinvestments	(5,315,000)	(7,276,000)	(8,722,000)	(16,086,000)	(21,195,000)
Members' distributions - related party	(16,000)	(29,000)	(15,000)	(61,000)	(79,000)
Members' redemptions	(30,459,000)	(1,000)	(8,090,000)	(43,910,000)	(51,254,000)
Net cash used in financing activities	(73,653,000)	18,578,000	(16,827,000)	(60,057,000)	(47,851,000)

NET CHANGE IN CASH	(22,792,000)	29,067,000	40,830,000	(1,371,000)	6,196,000

Cash, beginning of period	39,633,000	10,566,000	11,937,000	11,937,000	5,741,000

Cash, end of period	$16,841,000	$39,633,000	$52,767,000	$10,566,000	$11,937,000

Supplemental disclosures of cash flows information:

Interest paid	$1,446,000	$412,000	$2,441,000	$3,526,000	$5,681,000
Non-cash investing and financing activities:
Dividend liability	$4,078,000	$--	$--	$--	$--
Reinvestment of dividends	$235,000	$--	$--	$--	--
Reinvestment of member distributions	$742,000	$1,281,000	$2,423,000	$3,966,000	$7,823,000
Capital contribution from Manager related to sale of rights to receive proceeds of guarantee	$--	$--	$1,984,000	$1,984,000	$--
Investment in real estate held for sale reclassified from interest receivable	$--	$--	$--	$9,000	$--
Loan payoffs of loans funded through secured borrowings	$23,518,000	$22,037,000	$42,294,000	$14,837,000	$42,343,000
Loans funded through secured borrowing	$17,560,000	$16,136,000	$6,058,000	$51,106,000	$79,979,000
Note payable relating to prepaid E & O insurance	$238,000	$--	$--	$--	$--
Note receivable from Vestin Mortgage paid off through relief of Due to Manager	$--	$--	$1,000,000	$1,000,000	$--
Note receivable received from guarantor in exchange from release of guarantee	$--	$--	$328,000	$328,000	$--
Other receivable related to local agency bond liquidation	$--	$--	$--	$446,000	$--
Ownership of real estate held for sale assigned from Fund I	$--	$--	$7,424,000	$7,424,000	$--
Real estate held for sale acquired through foreclosure	$25,476,000	$7,939,000	$27,638,000	$37,627,000	$15,456,000
Receivable related to loan rewritten with same or similar property, net of allowance, as collateral applied to unearned income	$127,000	$--	$--	$--	$--
Sale of real estate held for sale where we provided the financing	$--	$15,464,000	$--	$--	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$27,000	$--	$--	$--	$41,331,000
Unrealized gain (loss) on marketable securities	$--	822,000	$(123,000)	$(804,000)	$--
Unrealized loss on marketable securities - related party	$(613,000)	$--	$--	$--	$--

The accompanying notes are an integral part of these consolidate statements.

VESTIN REALTY MORTGAGE II, INC.
(SUCCESSOR TO VESTIN FUND II, LLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE A — ORGANIZATION

Vestin Fund II, LLC (“Fund II”) was organized in December 2000 as a Nevada limited liability company for the purpose of investing in real estate loans. Vestin Realty Mortgage II, Inc. (“VRM II”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund II. On March 31, 2006, Fund II merged into VRM II and the members of Fund II received one share of VRM II’s common stock for each membership unit of Fund II. References in this report to the “Company”, “we”, “us” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006. Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund II’s “members” rather than “stockholders” in reporting our financial results

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Management Agreement as “Mortgage Assets”). We commenced operations in June 2001.

We operate as a real estate investment trust (“REIT”). We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a REIT, we are required to have a December 31 fiscal year end.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

Pursuant to our management agreement, our manager shall implement our business strategies on a day-to-day basis, manage and provide services to us, and shall provide similar services to any of our subsidiaries. Without limiting the foregoing, our manager shall perform other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate under the particular circumstances. Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, referred to as “VRM I”, Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our manager’s CEO. These entities also invest in real estate loans.

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

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not accrue interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to the manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value of the loan. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust or mortgages. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. As of December 31, 2006, these two loans had a balance of approximately $18.5 million and had original terms of twelve and thirty-six months. In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2006, we had approximately $71.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $4.3 million. At December 31, 2005, we had approximately $17.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $25.1 million. These loans had interest reserves of approximately $2.4 million, of which our portion was approximately $1.3 million.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held For Sale - Seller Financed

We occasionally finance sales of foreclosed properties to independent third parties. In order to record a sale of real estate when the seller is providing continued financing, FAS 66 - Accounting for Sales of Real Estate ("FAS 66'') requires the buyer of the real estate to make minimum initial and continuing investments. Minimum initial investments as defined by FAS 66 range from 10% to 25% based on the type of real estate sold. In addition, FAS 66 limits commitments and contingent obligations incurred by a seller in order to record a sale.

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

In cases where the investment by the buyer is significant (generally 20% or more) and the buyer has an adequate continuing investment, the purchase money debt is not subject to future subordination, and a full transfer of risks and rewards has occurred, we will use the full accrual method. Under the full accrual method, a sale is recorded and the balance remaining to be paid is recorded as a normal note. Interest is recorded as income when received.

Classification of Operating Results from Real Estate Held for Sale

FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements. As of December 31, 2006, we had approximately $13.8 million in outstanding secured borrowing arrangements.

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM I. The securities are stated at fair value as determined by the market price as of December 31, 2006. All securities are classified as available-for-sale under the provisions of FAS 115 - Accounting for Certain Investments in Debt and Equity Securities.

Fair Value of Financial Instruments

FAS 107 - Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At December 31, 2006 and 2005, the estimated fair values of the real estate loans, including seller financed loans, were approximately $227.9 million and $249.8 million, respectively. At December 31, 2006 and 2005, we had approximately $13.8 million and $19.7 million, respectively, in assets under secured borrowings. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 - Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. We had no outstanding common shares equivalents during the twelve months ended December 31, 2006. The following is a computation of the EPS data for the twelve months ended December 31, 2006:

	For the Three Months Ended March 31, 2006	For the Nine Months Ended December 31, 2006	For the Twelve Months Ended December 31, 2006

Net income available to common stockholders / members	$(1,710,000)	$17,561,000	$15,851,000

Weighted average number of common shares / units outstanding during the period	38,915,994	38,805,119	38,832,458

Basic and diluted earnings per common share / membership unit	$(0.04)	$0.45	$0.41

Net Income Allocated to Members Per Weighted Average Membership Unit

Because Fund II was an LLC prior to the merger, it stated net income allocated to members per weighted average membership unit, which is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period. The following is a computation of the net income per weighted average unit for the six months ended December 31, 2005:

For the Six Months Ended December 31, 2005

Net income available to members	$10,544,000

Weighted average number of membership units outstanding during the period	42,747,725

Net income per weighted average membership unit	$0.25

Common Stock Dividends

Cash dividends declared during the twelve months ended December 31, 2006, were $0.42 per common share. Included in the $0.42 was a cash dividend of $0.105 per common share declared on December 18, 2006, by our Board of Directors for the months ended November 30, 2006 and December 31, 2006 combined. The dividend was paid on January 26, 2007 to shareholders of record as of December 31, 2006.

On December 15, 2006, a 30% common stock dividend was issued to shareholders on record as of November 30, 2006, effectively increasing the outstanding common shares from 29,870,943 to 38,832,402. All share, per share, membership unit and per membership unit information in this Report has been retroactively adjusted to reflect the stock dividend.

On January 22, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended January 31, 2007, payable on February 26, 2007 to shareholders of record as of February 8, 2007.

On February 20, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended February 28, 2007, payable on March 26, 2007 to shareholders of record as of March 9, 2007.

Segments

We operate as one business segment.

Income Taxes

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

Certain assets of the Company are held in a taxable REIT subsidiary (“TRS”). The income of a TRS is subject to federal and state income taxes. The net income tax provision after net loss carryfowards for the twelve months ended December 31, 2006 was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits. As of December 31, 2006 and 2005, we had approximately $17.0 million and $39.9 million, respectively, in excess of the federally insured limits.

As of December 31, 2006, 26%, 18%, 11% and 10% of our loans were in Nevada, Oregon, Arizona and California, respectively, compared to 13%, 2%, 18% and 27%, at December 31, 2005, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 26.29% of our total investment in real estate loans, including loans related to seller financed real estate held for sale. These real estate loans consisted of commercial and construction loans, located in Oregon, New York and Washington with a first lien position, interest rates between 9% and 13%, with an aggregate outstanding balance of approximately $63.7 million and maturing from March 2007 through June 2007. At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 30.10% of our total investment in real estate loans. These real estate loans consisted of land, commercial, and acquisition and development loans, located in Arizona and California, with a first lien position, interest rates between 8% and 10.25%, with an aggregate outstanding balance of approximately $77.2 million and maturing from March 2006 through August 2006. The California loan “Rio Vista” was foreclosed upon during the three months ended December 31, 2006 and reclassified as a real estate held for sale. Refer to Note F - Real Estate Held for Sale in the notes to these financial statements for further information. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” at the end of the term. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2006 and 2005, we had four real estate loan products consisting of commercial, construction, acquisition and development, and land. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$8,569,000	12.54%	3.54%	54.58%
Commercial	17	138,556,000	10.31%	57.16%	76.87%
Construction	6	43,319,000	11.48%	17.87%	67.24%
Land	10	51,951,000	11.92%	21.43%	56.38%
	37	$242,395,000	10.94%	100.00%	69.97%

Investments in real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$43,275,000	9.52%	16.87%	52.93%
Commercial	24	158,746,000	9.67%	61.91%	67.66%
Construction	3	11,128,000	12.00%	4.34%	63.14%
Land	4	43,301,000	11.31%	16.88%	56.10%
	34	$256,450,000	10.06%	100.00%	63.31%

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

	December 31, 2006 Balance	December 31, 2005 Balance
Balance Per Loan Portfolio	$242,395,000	$256,450,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(14,774,000)	(22,887,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	4,056,000	392,000
Unrealized Gain on Seller Financed Loans	--	(1,356,000)
Allowance for Loan Losses	(9,828,000)	(4,724,000)
Balance per Balance Sheet	$221,849,000	$227,875,000

The following is a schedule of priority of real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006 and 2005:

Loan Type	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage	Number of Loans	December 31, 2005 Balance*	Portfolio Percentage

First Deeds of Trust	35	$239,748,000	98.91%	33	$256,241,000	99.92%
Second Deeds of Trust**	2	2,647,000	1.09%	1	209,000	0.08%
	37	$242,395,000	100.00%	34	$256,450,000	100.00%

* Please see (2) above
** Generally, our second trust deeds are junior to first trust deed positions held by either us or our manager.

The following is a schedule of contractual maturities of investments in real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006:

January 2007 - March 2007	$69,842,000
April 2007 - June 2007	77,410,000
July 2007 - September 2007	51,074,000
October 2007 - December 2007	44,069,000
Thereafter	--

Total	$242,395,000

The following is a schedule by geographic location of investments in real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006 and 2005:

	December 31, 2006 Balance*	Portfolio Percentage	December 31, 2005 Balance*	Portfolio Percentage

Arizona	$27,827,000	11.48%	$44,869,000	17.50%
California	24,167,000	9.97%	68,819,000	26.84%
Hawaii	17,291,000	7.13%	34,811,000	13.57%
Nevada	62,215,000	25.67%	33,830,000	13.19%
New York	19,554,000	8.07%	19,571,000	7.63%
North Carolina	--	--%	1,560,000	0.61%
Oklahoma	5,237,000	2.16%	2,155,000	0.84%
Oregon	44,423,000	18.33%	5,193,000	2.02%
Texas	22,812,000	9.41%	37,528,000	14.63%
Washington	18,869,000	7.78%	4,900,000	1.91%
Wisconsin	--	--%	3,214,000	1.26%
Total	$242,395,000	100.00%	$256,450,000	100.00%

* Please see (2) above

At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.5 million, net of allowance for loan losses of approximately $9.3 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
RightStar (Part I & Part II) are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II). The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.

•
Monterrey Associates, L.P., a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $2.2 million. The loan is four months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary. In addition, our manager commenced foreclosure proceedings on a second mortgage on a 233 unit apartment complex that was additional collateral for the loan. Subsequent to December 31, 2006, we completed the foreclosure of the second mortgage and took title to the property subject to a non-recourse first mortgage, which is held by an unrelated third party. We sold this property to an unrelated third party who will assume the non-recourse first mortgage. This transaction did not result in any gain or loss.

•
Forest Development, LLC, a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located in Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $1.7 million. The loan is two months in arrears in payment of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Babuski, LLC, a loan secured by 9.23 +/- acres of land at the northeast corner of the I-215 and Russell Road in Las Vegas, NV, with an outstanding balance of approximately $9.5 million of which our portion is approximately $7.7 million. The loan is one month in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans as of December 31, 2006:

Description of Collateral	Balance at December 31, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	3/31/2004	33	45% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,108,000	3/31/2004	33	65% of Part II
248-unit apartment complex in Oklahoma City, OK	2,155,000	9/1/2006	4	49%
2 single family residences, with 4 remaining lots in the subdivision in Mt. Charleston, NV	1,681,000	10/27/2006	2	64%
9.23 +- acres of land in Las Vegas, NV	7,707,000	3/17/2007	1	81%
	$28,834,000

*** Please refer to (3) Specific Reserve Allowance below.

On May 1, 2006, the bankruptcy plan of Mid-State Raceway, Inc. for Vernon Downs became effective. As a result of the bankruptcy plan, we and VRM I received the following:

•
A new first deed of trust was received from the buyer, Vernon Downs Acquisition, LLC, approximating $22.8 million, of which our portion is approximately $19.6 million. The new terms included a $1.2 million principal payment, reducing our principal balance by approximately $1.0 million. This transaction resulted in us recording unearned revenue of approximately $1.0 million, to be recognized through March 2007, the maturity of the loan. The terms of the loan are 9% due in 6 months, with an option to extend, which was granted in September 2006, for an additional 6 months.

•	The loan is secured by a first deed of trust on Vernon Downs properties and a 150% personal guarantee by the borrowers.

•	Prepayment of interest in the aggregate amount of $500,000, of which our portion was $429,000.

•	Delay fees from the date of the bankruptcy confirmation until the effective date in the aggregate amount of $282,000 of which our portion was $242,000.

•	Payment of past due forbearance fees of $555,000 of which our portion was $476,000, to be recognized as unearned revenue and amortized through March 2007, the maturity of the loan.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2006, we have provided a specific reserve related to the two loans secured by 4 cemeteries and 8 mortuaries in Hawaii (“RightStar loans”), of which our portion of the specific reserve is approximately $9.3 million. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the twelve months ended December 31, 2006:

Description	Balance at December 31, 2005	Specific Reserve Allocation	RightStar Legal Reserve	Balance at December 31, 2006
General allowance	$1,949,000	$(1,949,000)	$--	$--
Specific allowance (3)	2,775,000	6,959,000	94,000	9,828,000
Total	$4,724,000	$5,010,000	$94,000	$9,828,000

(3)	Specific Reserve Allowance

RightStar Loan Allowance -RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004. The lenders commenced a judicial foreclosure on the loans, part I and part II, which is secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii. The aggregate principal balance of the loan is approximately $32.3 million. The loans, part I and part II, are owned as follows:

	Senior Principal Amount (Part II)	Junior Principal Amount (Part I)	Total
VRM I	$4,892,000	$4,415,000	$9,307,000
VRM II	9,108,000	8,183,000	17,291,000
Unrelated Third Party	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loans are subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal (including default rate interest);

•	Third to pay past due interest on the Junior Principal (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

We and VRM I acquired the senior portion of the loan on July 14, 2005 for approximately $15.5 million of which our portion was approximately $10.1 million (including accrued interest of approximately $1.0 million). We and VRM I acquired this balance to expedite the foreclosure process and remove the prior senior lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. In exchange for assistance in expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. Subsequent to December 31, 2006, Vestin Mortgage, Inc. purchased the junior principal amount owned by the unrelated third party for $500,000 cash. Vestin Mortgage, Inc. has agreed that any monies it receives as a result of payment of the notes or proceeds from a foreclosure sale are limited to its $500,000 investment in the notes plus expenses.

RightStar is currently being operated by a Court appointed Receiver, installed at the request of the lenders.

Foreclosure proceedings are being delayed by the State of Hawaii, which has refused to issue licenses to potential buyers or the lenders to: (1) operate the facility, (2) operate a pre-need program and (3) operate a perpetual care program. During the three months ended March 31, 2006, the State of Hawaii notified the lenders of a potential statutory trust fund deficiency, estimated to be between $20 million and $30 million and claimed that this balance has priority over all lenders. The lenders dispute the amount and priority of this deficit.

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge of the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of February 2, 2007, the Supreme Court of Hawaii has not ruled on the Lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $5.0 million during the twelve months ended December 31, 2006 and specifically allocated our general allowance of approximately $1.9 million to the RightStar loans. The increase in the reserve allowance included approximately $1.0 million for estimated litigation fees and expenses which we anticipate incurring in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses. As of December 31, 2006, our specific reserve allowance on the RightStar loans totaled approximately $9.3 million, which includes a legal reserve balance of $94,000.

Impairment on Restructured Loan— As of December 31, 2006, included in the specific reserve allowance is an impairment of $500,000 on a restructured loan.

In addition, our manager had granted extensions on ten loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2006 was approximately $53.2 million. Our manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2006.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of December 31, 2006 and 2005 approximately $11.5 million and $19.6 million, respectively, in non-performing loans had no specific allowance for loan losses. As of December 31, 2006 and 2005, approximately $17.3 million and $16.8 million, respectively, in non-performing loans had a specific allowance for loan losses of approximately $9.3 million and 4.2 million, respectively. At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.5 million, net of allowance for loan losses of approximately $9.3 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES - RELATED PARTY

During the twelve months ended December 31, 2006, we purchased 407,485 shares of VRM I’s common stock, representing approximately 5.93% of their total outstanding common stock. On November 29, 2006, we filed the required Schedule 13D with the SEC.

NOTE F — REAL ESTATE HELD FOR SALE

At December 2006, we held two properties with a total carrying value of approximately $30.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the twelve months ended December 31, 2006:

Description	Date Acquired	Percentage of Ownership	Balance December 31, 2005	Acquisitions (Reductions)	Seller Financed Sales	Proceeds from Sales	Gain (Loss) on Sale of Real Estate	Balance at December 31, 2006

Land containing (82) residential lots in Henderson, NV (1)	2/28/2003	34%	$1,262,000	$(13,000)	$--	$(1,270,000)	$21,000	$--

278 unit apartment complex in Fort Worth, TX “Windrush” (1)	8/2/2005	100%	8,059,000	--	--	(8,115,000)	56,000	--

One real estate parcel in Austin, TX (1)	3/2/2004	100%	298,000	--	--	(550,000)	252,000	--

One real estate parcel in Cedar Park, TX (1)	3/2/2004	100%	200,000	--	--	(260,000)	60,000	--

Partially completed golf course on 570 acres of land near Austin, TX	8/3/2004	100%	5,333,000	(645,000)	--	--	--	4,688,000

150 unit condominium conversion in Houston, TX “The Club at Stablechase” (1)	6/15/2005	100%	9,019,000	(317,000)	--	(8,205,000)	(497,000)	--

504 unit apartment complex in Austin, TX “Lakeview” (1)	6/7/2005	100%	14,468,000	--	--	(16,093,000)	1,625,000	--

480 residential building lots & 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA (2)	12/21/2006	86%	--	25,391,000	--	--	--	25,391,000

			$38,639,000	$24,416,000	$--	$(34,493,000)	$1,517,000	$30,079,000

During the twelve months ended December 31, 2006, we receive $650,000 from an account held in escrow related to the partially completed golf course on 570 acres of land near Austin, Texas.

(1)	Sales of Real Estate Held for Sale for the Twelve Months Ended December 31, 2006:

During March 2006, we sold the parcel in Cedar Park, Texas. Our net proceeds were $260,000, resulting in a gain of $60,000.

During June 2006, we sold the parcel in Austin, Texas. Our net proceeds were $550,000, resulting in a gain of $252,000.

During July 2006, we sold a 504 unit apartment complex in Austin, Texas, for approximately $16.1 million. This resulted in a net gain of approximately $1.6 million.

During July 2006, we and VRM I sold the land containing residential lots in Henderson, NV, for approximately $3.8 million, of which we received approximately $1.3 million, which resulted in a net gain of $21,000.

During September 2006, we sold the “Windrush” property in Fort Worth, Texas, for a sales price of $8,019,000, resulting in net proceeds of $7,885,000. During the three months ended December 31, 2006, we received an additional payment of $230,000 from cash reserves held by the apartment manager, which resulted in a net gain of $56,000 on the sale of the property.

During December 2006, we sold the 150 unit condominium conversion in Houston, TX “The Club at Stablechase” for a sales price of approximately $8.5 million, with net proceeds of approximately $8.2 million, which resulted in a net loss of approximately $0.5 million.

(2)	Acquisitions of Real Estate Held for Sale for the Twelve Months Ended December 31, 2006:

During November 2006, we, VRM I and Fund III acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. The property is currently under a purchase agreement for a total sales price of approximately $29.9 million, of which our portion will be approximately $25.6 million.

Subsequent to December 31, 2006, we entered into a sales contract for the partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss. The sale contract requires that the buyer complete the purchase on or before June 29, 2007, however there can be no assurance that the sales contract will actually be completed.

NOTE G — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At December 31, 2006, we held an interest in two properties with a total carrying value of approximately $14.8 million, which have been sold in transactions where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements. We may share ownership of such properties with VRM I, Fund III, the manager, or other related and/or unrelated parties. The summary below includes our percentage of ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the twelve months ended December 31, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2005	Acquisitions	Sales	Gain (Loss) on Sale	Balance at December 31, 2006

74 unit (90) bed assisted living facility in San Bernardino, CA (1)	4/6/2004	100%	$7,350,000	$--	$--	$--	$7,350,000

126 unit (207) bed assisted living facility in Phoenix, AZ (2)	9/8/2004	90%	8,113,000	--	(10,406,000)	2,293,000	--

Assisted living facility in Las Vegas, Nevada (3)	9/23/2004	48%	7,424,000	--	--	--	7,424,000

			$22,887,000	$--	$(10,406,000)	$2,293,000	$14,774,000

(1)
During October 2005, we sold the 74 unit (90 bed) assisted living facility in San Bernardino, CA and financed 97% of the purchased price of approximately $7.6 million maturing in November 2006, which resulted in a $200,000 deferred gain. Recorded as a deposit liability are approximately $4.3 million in payments we received from the borrower. The unrealized gain and payments received from the borrower will be recognized as income once the equity requirement has been met or the loan is paid in full.

(2)
During August 2005, we and VRM I sold the 126 unit (207 bed) assisted living facility in Phoenix, AZ and financed 100% of the purchased price of approximately $10.5 million maturing in January 2007. The transaction resulted in a $1.4 million deferred gain. In December 2006, the borrower paid the loan in full resulting in us recognizing a gain on sale of approximately $2.3 million, which included the deferred gain and payments received from the borrower during the life of the loan.

(3)
During September 2004, we and VRM I sold an assisted living facility in Las Vegas, NV and financed 100% of the purchased price of approximately $15.3 million maturing in September 2007. The transaction resulted in no gain or loss. As of December 31, 2006, we had received approximately $1.2 million in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met or the loan is paid in full.

Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method or the cost recovery method, which ever is applicable in accordance with FAS 66.

NOTE H — RELATED PARTY TRANSACTIONS
From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly. The amount of management fees paid to our manager for the twelve months ended December 31, 2006 was approximately $1.1 million.

As of December 31, 2006, our manager owned 241,020 of our common shares. For the twelve months ended December 31, 2006, we incurred $46,000 in dividends payable to our manager based on the number of shares they held on the dividend record dates and we recorded pro-rata distributions owed to our manager of approximately $16,000.

Transactions with Other Related Parties

As of December 31, 2006, we owned 407,485 common shares of VRM I, representing approximately 5.93% of their total outstanding common stock. On November 29, 2006, we filed the required Schedule 13D with the SEC. For the twelve months ended December 31, 2006 we recognized $72,000 in dividends from VRM I based on the number of shares we held on the dividend record dates.

As of December 31, 2006, VRM I owned 372,655 of our common shares, representing approximately 0.96% of our total outstanding common stock. For the twelve months ended December 31, 2006, we incurred $151,000 in dividends payable to VRM I based on the number of shares they held on the dividend record dates.

During the twelve months ended December 31, 2006 we bought $1.4 million in real estate loans from VRM I and sold $0.5 million in real estate loans to VRM I. No gain or loss resulted from these transactions.

As of December 31, 2006, Fund III owned 158,191 of our common shares. For the twelve months ended December 31, 2006, we incurred $47,000 in dividends payable to Fund III based on the number of shares they held on the dividend record dates.

During the twelve months ended December 31, 2006, we purchased $4.9 million in real estate loans from Fund III. In addition, during the twelve months period ended December 31 2006, we sold $6.0 million in real estate loans to Fund III. No gain or loss resulted from these transactions.

During January 2006, Michael V. Shustek, the manager’s CEO, purchased a $2 million trust deed investment from us, of which, the total balance of $2 million was repurchased by us. No gain or loss resulted from these transactions.

During the twelve months ended December 31, 2006, we purchased $556,000 in performing real estate loans from LTD, a company wholly owned by our CEO Michael V. Shustek. No gain or loss resulted from these transactions.

As of December 31, 2006, Vestin Originations owed us $31,000 related to a loan payment by a borrower. We received the payment from Vestin Originations on January 2, 2007.

During the twelve months ended December 31, 2006 , we incurred $88,000, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date. For the twelve months ended December 31, 2006, we received $46,000 in principal payments. The outstanding balance as of December 31, 2006 was $282,000, net of allowance.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of $829,000. In addition, during September 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was $1,350,000. The balance is secured by a second trust deed and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. The guarantors were entitled to a discount of $782,000 from the principal balance in the event the entire balance was paid by December 2006. The first installment was received and recognized as income in July 2005, of which our portion was $68,000. Payments will be recognized as income when received. This note is fully reserved.

During June 2005, we took title to 133 units of a 150 unit condominium conversion know as “The Club at Stablechase” located in Houston, Texas. Our manager has evaluated the carrying value of approximately $9.0 million and based on its estimated value and the underlying personal guarantee from the borrower, no valuation allowance was deemed necessary as of September 30, 2006. Additionally, the guarantor entered into an unsecured promissory note totaling $375,000 bearing an annual interest rate of 8.0%, payable in monthly payments of principal of $6,000 plus interest and maturing during September 2010. This note is fully reserved. In addition, the guarantors entered into a second unsecured note totaling $125,000. These notes were paid in full during October 2006.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $6,043,000. We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. Commencing June 25, 2005 through May 25, 2006, monthly payments shall increase to $15,000 and be applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009, payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire remaining balance of the promissory note. Income will be recognized when payments are received. As of December 31, 2006, we received $220,000 in payments. This note is fully reserved.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000. The purchaser has defaulted on the note and our manager is pursuing litigation. Our portion of the outstanding balance as of December 31, 2006 was $329,000. This note is fully reserved.

NOTE J— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.8 Intercreditor Agreement under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K). The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan. As of December 31, 2006, approximately $24.3 million has been funded on this loan, of which our portion was approximately $4.3 million. As of December 31, 2006, this secured borrowing totaled approximately $18.5 million, of which our portion was approximately $13.8 million. In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2005, we had approximately $19.8 million in funds being used under Inter-creditor Agreements.

NOTE K — NOTE PAYABLE

During the twelve months ended December 31, 2006, three notes payable totaling approximately $23 million were paid in full.

In May 2006, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.92%. The agreement required a down payment of $60,000 and nine monthly payments of $27,000 beginning on May 27, 2006. As of December 31, 2006, the outstanding balance of the note was approximately $27,000, which was subsequently paid in full.

In addition, during the twelve months ended December 31, 2006, we paid in full, borrowings from a margin account collateralized by securities held at a brokerage firm totaling approximately $2.9 million.

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative - effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.
On September 13, 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The adoption of this bulletin did not have a significant impact on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 58 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Because we currently do not have defined benefit or other post retirement plans, the standard will have no effect on us.

In September 2006, the FASB issued FAS 157 - Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

NOTE M — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and Fund III. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expires in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action has been removed to the United States District Court for the Southern District of California, but the Company has agreed to stipulate to remand this action to San Diego Superior Court. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of our management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

In addition to the matters described above, our manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge of the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of March 9, 2007, the Supreme Court of Hawaii has not ruled on the Lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

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

NOTE O — DIVIDEND REQUIREMENT

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

NOTE P — SUBSEQUENT EVENTS

On January 22, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended January 31, 2007, payable on February 26, 2007 to shareholders of record as of February 8, 2007.

On February 20, 2007, our Board of Directors declared a cash dividend of $0.05 per common share for the month ended February 28, 2007, payable on March 26, 2007 to shareholders of record as of March 9, 2007.

Subsequent to December 31, 2006, we entered into a sales contract for the partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss. The sale contract requires that the buyer complete the purchase on or before June 29, 2007, however there can be no assurance that the sales contract will actually be completed.

Our manager commenced foreclosure proceedings on a second mortgage on a 233 unit apartment complex that was additional collateral for the Monterrey Associates, L.P. loan. Subsequent to December 31, 2006, we completed the foreclosure of the second mortgage and took title to the property subject to a non-recourse first mortgage, which is held by an unrelated third party. We sold this property to an unrelated third party who will assume the non-recourse first mortgage. This transaction did not result in any gain or loss.

Subsequent to December 31, 2006, Vestin Mortgage, Inc. purchased the junior principal amount owned by the unrelated third party for $500,000 cash. Vestin Mortgage, Inc. has agreed that any monies it receives as a result of payment of the notes or proceeds from a foreclosure sale are limited to its $500,000 investment in the notes plus expenses.

NOTE Q — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the twelve months ended December 31, 2006:

	For the 12 Months Ended December 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total Revenues	$6,111,000	$5,306,000	$5,645,000	$6,417,000	$23,479,000
Total Operating Expenses	7,233,000	922,000	806,000	1,663,000	10,624,000
Total Income from Real Estate Held for Sale	(588,000)	354,000	1,561,000	1,669,000	2,996,000

Income before provision for income taxes	(1,710,000)	4,738,000	6,400,000	6,423,000	15,851,000

Provision for income taxes	--	--	452,000	(452,000)	--

NET INCOME (LOSS)	$(1,710,000)	$4,738,000	$5,948,000	$6,875,000	$15,851,000

Basic and diluted earnings per common share / membership unit	$(0.04)	$0.12	$0.15	$0.18	$0.41

Dividends declared per common share / cash distributions per membership unit	$0.16	$--	$0.215	$0.205	$0.58

Weighted average common shares / membership units	38,915,994	38,789,975	38,799,550	38,825,669	38,805,119

Weighted Average Term of Outstanding Loans (b)	23 months	25 months	22 months	19 months	19 months

The following schedule is a selected quarterly financial data for the six months ended December 31, 2005.

	For The Three Months Ended September 30, 2005	For The Three Months Ended December 31, 2005	For The Six Months Ended December 31, 2005

Total Revenues	$6,971,000	$5,257,000	$12,228,000
Total Operating Expenses	$528,000	$986,000	$1,514,000
Total Income from Real Estate Held for Sale	$(633,000)	$463,000	$(170,000)

NET INCOME	$5,810,000	$4,734,000	$10,544,000

Net Income Allocated to Members	$5,810,000	$4,734,000	$10,544,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.14	$0.11	$0.25

Weighted Average Membership Units	42,706,872	42,788,578	42,747,725

Annualized Rate of Return to Members (a)	5.40%	4.39%	9.79%

Cash Distributions	$4,230,000	$4,356,000	$4,356,000

Cash Distributions Per Weighted Average Membership Units	$0.10	$0.10	$0.10

Weighted Average Term of Outstanding Loans (b)	22 months	22 months	22 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units, divided by the number of days during the period and multiplied by three hundred sixty five (365) days, then divided by the cost per unit ($10.00).

(b)	The weighted average term of our outstanding loans includes extensions and loans related to seller financed real estate held for sale.

SUPPLEMENTARYINFORMATION

Schedule I
VESTIN REALTY MORTGAGE II, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOAN ROLL FORWARD

Balance, June 30, 2004	$319,061,000

Additions during the period
New real estate loans and additions	72,219,000
Real estate loans bought	39,758,000
Deductions during the period
Collections of principal and reductions	135,959,000
Foreclosed loans (Real estate held for sale)	37,627,000
Real estate loans sold	22,034,000

Net Change in 2004 - 2005	(83,643,000)

Balance, June 30, 2005	$235,418,000

Additions during the period
New real estate loans and additions	121,406,000
Real estate loans bought	30,365,000
Deductions during the period
Collections of principal and reductions	113,739,000
Real estate loans sold	17,000,000

Net Change in 2005	21,032,000

Balance, December 31, 2005	$256,450,000

Additions during the period
New real estate loans and additions	204,497,000
Real estate loans bought	31,806,000
Deductions during the period
Collections of principal and reductions	216,207,000
Foreclosed loans (Real estate held for sale)	25,476,000
Real estate loans sold	8,675,000

Net Change in 2006	(14,055,000)

Balance, December 31, 2006	$242,395,000

* Includes loans related to seller financed real estate held for sale.

Schedule II
VESTIN REALTY MORTGAGE II, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2006:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	5%-14%	$204,285,000	$138,556,000	03/04-12/07	$19,446,000
Construction	10%-12%	$100,466,000	$43,319,000	10/06-11/07	$1,681,000
Acquisition and Development	12%-13%	$18,932,000	$8,569,000	01/07-07/07	$--
Land	10%-13%	$82,475,000	$51,951,000	03/07-12/07	$7,707,000
			242,395,000

As of December 31, 2005:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	5% - 14%	$234,185,000	$158,746,000	03/04 - 12/07	$36,382,000
Construction	12%	$42,050,000	$11,128,000	03/06 - 07/06	$--
Acquisition and Development	8% - 12%	$75,662,000	$43,275,000	04/06 - 05/06	$--
Land	10% - 14%	$72,557,000	$43,301,000	02/06 - 10/06	$--
			256,450,000

Schedule III
VESTIN REALTY MORTGAGE II, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2006:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$397,496,000	5%-14%	$239,748,000	03/04-12/07	$28,834,000
2nd	$8,662,000	10.5%-13%	$2,647,000	01/07-12/07	$--
			242,395,000

As of December 31, 2005:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$416,092,000	5% - 14%	$256,241,000	03/04 - 12/07	$36,382,000
2nd	$8,362,000	12% - 14%	$209,000	03/06 - 04/06	$--
			256,450,000

* Includes loans related to seller financed real estate held for sale.

Schedule IV
VESTIN REALTY MORTGAGE II, INC.
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2006:
Description of Loan	Interest Rate	Maturity Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	11.50%	10/05/07	1st	$18,000,000	$10,760,000	$--
Commercial	10.00%	06/30/07	1st	$16,000,000	$11,549,000	$--
Commercial	9.00%	07/12/07	1st	$23,900,000	$17,177,000	$--
Commercial	13.00%	06/28/07	1st	$26,400,000	$25,304,000	$--
Commercial	6.25%	12/25/07	1st	$12,500,000	$11,404,000	$--
Commercial	14.00%	03/31/04	1st	$34,000,000	$17,291,000	$17,291,000
Commercial	9.00%	03/31/07	1st	$24,500,000	$19,554,000	$--
Construction	12.00%	05/16/07	1st	$26,000,000	$18,869,000	$--
Construction	10.00%	05/28/07	1st	$21,166,000	$10,529,000	$--
Land	12.00%	03/17/07	1st	$9,500,000	$7,707,000	$7,707,000
Land	10.00%	12/30/07	1st	$18,000,000	$12,945,000	$--
Land	13.00%	07/28/07	1st	$15,000,000	$9,771,000	$--

As of December 31, 2005:
Description of Loan	Interest Rate	Maturity Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

A/D	12.00%	05/10/06	1st	$33,000,000	$16,025,000	$--
A/D	8.00%	04/25/06	1st	$35,000,000	$26,840,000	$--
Commercial	7.50%	07/15/06	1st	$10,500,000	$9,470,000	$--
Commercial	10.25%	08/18/06	1st	$24,500,000	$21,750,000	$--
Commercial	13.00%	09/30/06	1st	$19,500,000	$13,832,000	$--
Commercial	6.25%	12/25/07	1st	$12,500,000	$11,477,000	$--
Commercial	14.00%	03/31/04	1st	$34,000,000	$16,811,000	$16,811,000
Commercial	8.00%	05/20/06	1st	$18,000,000	$18,000,000	$--
Commercial	11.00%	06/30/05	1st	$26,000,000	$19,571,000	$19,571,000
Land	10.00%	03/30/06	1st	$35,000,000	$28,598,000	$--
Land	14.00%	02/15/06	1st	$21,632,000	$10,419,000	$--

* Includes loans related to seller financed real estate held for sale.