Form 10-Q
period 2007-03-31
Vestin Realty Mortgage II, Inc
filed 2007-04-20
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes [   ] No [X]

As of April 19, 2007, there were 38,869,575 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$6,337,000	$16,841,000
Certificates of deposit	1,008,000	250,000
Investment in marketable securities - related party	2,373,000	2,087,000
Interest and other receivables, net of allowance of $160,000 at March 31, 2007 and December 31, 2006	2,767,000	2,709,000
Notes receivable, net of allowance of $1,714,000 at March 31, 2007 and $2,000,000 at December 31, 2006	282,000	282,000
Real estate held for sale	30,079,000	30,079,000
Real estate held for sale - seller financed	7,424,000	14,774,000
Investment in real estate loans, net of allowance for loan losses of $9,734,000 at March 31, 2007 and $9,828,000 at December 31, 2006	233,038,000	221,849,000
Due from related parties	33,000	31,000
Assets under secured borrowings	10,661,000	13,796,000
Other assets	179,000	344,000

Total assets	$294,181,000	$303,042,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$790,000	$687,000
Secured borrowings	10,661,000	13,796,000
Note payable	--	27,000
Deposit liability	1,317,000	5,514,000
Unearned revenue	--	454,000
Dividend payable	1,943,000	4,078,000

Total liabilities	14,711,000	24,556,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,869,575 shares issued and outstanding at March 31, 2007 and 38,839,710 shares issued and outstanding at December 31, 2006	4,000	4,000
Additional paid in capital	278,014,000	277,853,000
Retained earnings	1,796,000	1,242,000
Accumulated other comprehensive loss	(344,000)	(613,000)

Total stockholders' equity	279,470,000	278,486,000

Total liabilities and stockholders' equity	$294,181,000	$303,042,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2007	March 31, 2006

Revenues
Interest income from investment in real estate loans	$6,413,000	$5,834,000
Gain on sale of marketable securities	--	21,000
Dividend income - related party	26,000	--
Interest income from banking institutions	155,000	146,000
Other income	241,000	110,000
Total revenues	6,835,000	6,111,000

Operating expenses
Management fees - related party	274,000	274,000
Provision for loan loss	--	5,500,000
Interest expense	334,000	871,000
Professional fees	300,000	254,000
Professional fees - related party	38,000	7,000
Other	212,000	327,000
Total operating expenses	1,158,000	7,233,000

Income (loss) from operations	5,677,000	(1,122,000)

Income from real estate held for sale
Revenue related to real estate held for sale	2,000	1,411,000
Net gain on sale of real estate held for sale	--	60,000
Gain on sale of real estate held for sale - seller financed	808,000	--
Expenses related to real estate held for sale	(104,000)	(2,059,000)
Total income (loss) from real estate held for sale	706,000	(588,000)

Income before provision for income taxes	6,383,000	(1,710,000)

Provision for income taxes	--	--

NET INCOME (LOSS)	$6,383,000	$(1,710,000)

Basic and diluted earnings (loss) per weighted average common share / membership unit	$0.16	$(0.04)

Dividends declared per common share / cash distribution to members per membership unit	$0.15	$0.16

Weighted average common shares / membership units	38,853,775	38,915,994

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2006	38,839,710	$4,000	$277,853,000	$1,242,000	$(613,000)	$278,486,000

Comprehensive Income:

Net Income				6,383,000		6,383,000

Unrealized Gain on Marketable Securities - Related Party					269,000	269,000

Comprehensive Income						6,652,000

Dividends Declared to Stockholders				(5,829,000)		(5,829,000)

Reinvestment of Dividends	29,865	--	161,000			161,000

Stockholders' Equity at March 31, 2007 (Unaudited)	38,869,575	$4,000	$278,014,000	$1,796,000	$(344,000)	$279,470,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$6,383,000	$(1,710,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain /loss on sale of marketable securities	--	(21,000)
Gain on sale of real estate held for sale	--	(60,000)
Gain on sale of real estate held for sale - seller financed	(808,000)	--
Recovery of allowance for doubtful notes receivable included in other income	(218,000)	(62,000)
Provision for loan loss	--	5,500,000
Amortized interest income	(529,000)	(71,000)
Change in operating assets and liabilities:
Interest and other receivables	(58,000)	(325,000)
Due to/from related parties	(2,000)	575,000
Other assets	165,000	624,000
Accounts payable and accrued liabilities	103,000	325,000
Net cash provided by operating activities	5,036,000	4,775,000

Cash flows from investing activities:
Investments in real estate loans	(22,973,000)	(20,475,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,200,000)
Fund III	(1,300,000)	--
Other related parties	--	(2,556,000)
Third Party	(450,000)	(10,000,000)
Proceeds from loan payoff	13,703,000	41,219,000
Sale of investments in real estate loans to:
VRM I	--	500,000
Other related parties	--	2,000,000
Proceeds related to investment in real estate held for sale	--	273,000
Principal payments on real estate held for sale-seller financed	3,651,000	--
Legal expenses paid and applied against loan allowance	(94,000)	--
Proceeds from note receivable	218,000	62,000
Cash dividend held by brokers from marketable securities - related party	(17,000)	--
Proceeds from sale of marketable securities	--	7,263,000
Purchase of investments in certificates of deposit	(1,008,000)	--
Proceeds from investments in certificates of deposit	250,000	300,000
Deposit liability	310,000	500,000
Net cash (used) provided by investing activities	$(7,710,000)	$17,886,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from financing activities:
Principal payment on note payable	$(27,000)	$(8,684,000)
Dividends paid to stockholders, net of reinvestments	(7,645,000)	--
Dividends paid to stockholders - related party	(158,000)	--
Members' distributions, net of reinvestments	--	(5,315,000)
Members' distributions - related party	--	(16,000)
Members' redemptions	--	(30,459,000)
Net cash used in financing activities	(7,830,000)	(44,474,000)

NET CHANGE IN CASH	(10,504,000)	(21,813,000)

Cash, beginning of period	16,841,000	39,633,000

Cash, end of period	$6,337,000	$17,820,000

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$334,000	$871,000

Non-cash investing and financing activities:
Dividend payable	$1,943,000	$--
Reinvestment of dividends	$161,000	$--
Reinvestment of member distributions	$--	$(1,281,000)
Loan payoffs of loans funded through secured borrowings	$3,135,000	$8,143,000
Loan rewritten with same or similar collateral	$2,544,000	$--
Unearned revenue from loans rewritten with same or similar property as collateral	$454,000	$--
Decrease in deposit liability related to pay off of real estate held for sale - seller financed	$4,507,000	$--
Adjustment to note receivable and related allowance	$69,000	$--
Unrealized gain on marketable securities - related party	$269,000	$--

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

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

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC (“Fund I”), referred to as (“VRM I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc., a company wholly owned by our manager’s CEO. These entities also invest in real estate loans.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS II, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

See review report of Independent Registered Public Accounting Firm.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value of the loan. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

See review report of Independent Registered Public Accounting Firm.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 - Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

See review report of Independent Registered Public Accounting Firm.

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

Classification of Operating Results from Real Estate Held for Sale

FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.

See review report of Independent Registered Public Accounting Firm.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM I. The securities are stated at fair value as determined by the market price as of March 31, 2007. All securities are classified as available-for-sale under the provisions of FAS 115 - Accounting for Certain Investments in Debt and Equity Securities.

Fair Value of Financial Instruments

FAS 107 - Disclosures about Fair Value of Financial Instruments (“FAS 107”) requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At March 31, 2007 and December 31, 2006, the estimated fair values of the real estate loans, including seller financed loans, were approximately $235.1 million and $227.9 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

See review report of Independent Registered Public Accounting Firm.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 - Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. We had no outstanding common share equivalents during the three months ended March 31, 2007. The following is a computation of the EPS data for the three months ended March 31, 2007:

For the Three Months Ended March 31, 2007

Net income available to common stockholders	$6,383,000

Weighted average number of common shares outstanding during the period	38,853,775

Basic and diluted earnings per common share	$0.16

Net Income Allocated to Members Per Weighted Average Membership Unit

Because Fund II was an LLC prior to the merger, it stated net income allocated to members per weighted average membership unit, which is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period. The following is a computation of the net income per weighted average unit for the three months ended March 31, 2006:

For the Three Months Ended March 31, 2006

Net loss available to members	$(1,710,000)

Weighted average number of membership units outstanding during the period	38,915,994

Net loss per weighted average membership unit	$(0.04)

Common Stock Dividends

Cash dividends declared during the three months ended March 31, 2007, were $0.15 per common share.

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares. Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate. The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program. The repurchases will be funded from our available cash.

The Board of Directors declared a monthly cash dividend of $0.05 per share for the one month ended April 30, 2007, on April 19, 2007, that will be paid on May 30, 2007, to the stockholders of record as of May 9, 2007.

See review report of Independent Registered Public Accounting Firm.

Segments

We operate as one business segment.

Income Taxes

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.

Certain assets of us are held in a taxable REIT subsidiary (“TRS”). The income of a TRS is subject to federal and state income taxes. The net income tax provision after net loss carryfowards for the three months ended March 31, 2007, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust .

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits. As of March 31, 2007 and December 31, 2006, we had approximately $6.9 million and $17.0 million, respectively, in excess of the federally insured limits.

As of March 31, 2007, 31%, 19%, 11% and 9% of our loans were in Nevada, Oregon, Arizona and Texas, respectively, compared to 26%, 18%, 11% and 9%, at December 31, 2006, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At March 31, 2007, the aggregate amount of loans to our three largest borrowers represented 26.41% of our total investment in real estate loans, including loans related to seller financed real estate held for sale. These real estate loans consisted of commercial and construction loans, located in Oregon and Washington with a first lien position, interest rates between 9% and 13%, with an aggregate outstanding balance of approximately $66.0 million and maturing from May 2007 through July 2007. In April 2007, the loan located in Washington was paid in full. At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 26.29% of our total investment in real estate loans, including loans related to seller financed real estate held for sale. These real estate loans consisted of commercial and construction loans, located in Oregon, New York and Washington with a first lien position, interest rates between 9% and 13%, with an aggregate outstanding balance of approximately $63.7 million and maturing from March 2007 through June 2007. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

See review report of Independent Registered Public Accounting Firm.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. As of March 31, 2007, these two loans had a balance of approximately $18.4 million and had original terms of twelve and thirty-six months. In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At March 31, 2007, we had approximately $50.4 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $81.3 million. These loans had interest reserves of approximately $3.2 million, of which our portion was approximately $2.6 million. At December 31, 2006, we had approximately $71.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $4.3 million.

As of March 31, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans, including loans related to seller financed real estate held for sale, as of March 31, 2007, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$9,996,000	11.73%	4.00%	69.55%
Commercial (1)	16	137,312,000	10.43%	54.97%	77.40%
Construction	7	46,675,000	11.49%	18.68%	67.50%
Land	9	51,075,000	11.85%	20.45%	60.99%
Residential	1	4,740,000	12.00%	1.90%	80.00%
	37	$249,798,000	11.00%	100.00%	71.93%

Investments in real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$8,569,000	12.54%	3.54%	54.58%
Commercial	17	138,556,000	10.31%	57.16%	76.87%
Construction	6	43,319,000	11.48%	17.87%	67.24%
Land	10	51,951,000	11.92%	21.43%	56.38%
	37	$242,395,000	10.94%	100.00%	69.97%

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

See review report of Independent Registered Public Accounting Firm.

(2)
The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets. The contra accounts represent the amount of real estate held for sale sold to third parties where we provided financing. GAAP requires the borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of a property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets this requirement, the investment in the new loan is reduced by the amount originally invested in the real estate held for sale.

	March 31, 2007 Balance	December 31, 2006 Balance
Balance Per Loan Portfolio	$249,798,000	$242,395,000
Less:
Seller Financed Loans Included in Real Estate Held for Sale	(7,424,000)	(14,774,000)
Proceeds of Principal on Seller Financed Loans Included in Deposit Liability	398,000	4,056,000
Allowance for Loan Losses	(9,734,000)	(9,828,000)
Balance per Consolidated Balance Sheet	$233,038,000	$221,849,000

The following is a schedule of priority of real estate loans, including loans related to seller financed real estate held for sale, as of March 31, 2007 and December 31, 2006:

Loan Type	Number of Loans	March 31, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First Deeds of Trust	36	$249,398,000	99.84%	35	$239,748,000	98.91%
Second Deeds of Trust**	1	400,000	0.16%	2	2,647,000	1.09%
	37	$249,798,000	100.00%	37	$242,395,000	100.00%

* Please see (2) above
** Generally, our second deeds of trust are junior to first deed of trust positions held by either us or our manager.

The following is a schedule of contractual maturities of investments in real estate loans, including loans related to seller financed real estate held for sale, as of March 31, 2007:

April 2007 - June 2007	$116,723,000
July 2007 - September 2007	58,189,000
October 2007 - December 2007	44,692,000
January 2008 - March 2008	30,194,000
Thereafter	--

Total	$249,798,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule by geographic location of investments in real estate loans, including loans related to seller financed real estate held for sale, as of March 31, 2007 and December 31, 2006:

	March 31, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$27,929,000	11.18%	$27,827,000	11.48%
California	13,606,000	5.44%	24,167,000	9.97%
Hawaii	17,291,000	6.92%	17,291,000	7.13%
Nevada	76,635,000	30.68%	62,215,000	25.67%
New York	16,981,000	6.80%	19,554,000	8.07%
Oklahoma	5,238,000	2.10%	5,237,000	2.16%
Oregon	48,652,000	19.48%	44,423,000	18.33%
Texas	22,730,000	9.10%	22,812,000	9.41%
Washington	20,736,000	8.30%	18,869,000	7.78%
Total	$249,798,000	100.00%	$242,395,000	100.00%

* Please see (2) above

At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.6 million, net of allowance for loan losses of approximately $9.2 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

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

•
Monterrey Associates, L.P., is a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $2.2 million. The loan is seven months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary. In addition, our manager completed foreclosure proceedings on a second mortgage on a 233 unit apartment complex during the three months ended March 31, 2007. We obtained title to the property subject to a non-recourse first mortgage, which was held by an unrelated third party. During the three months ended March 31, 2007, we sold this property to an unrelated third party who will assume the non-recourse first mortgage. This transaction did not result in any gain or loss.

See review report of Independent Registered Public Accounting Firm.

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $1.7 million. The loan is five months in arrears in payment of interest. Our manager has commenced foreclosure proceedings and has filed litigation to enforce the personal guarantee on the loan. Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, VRM I, Fund I, Fund II, Fund III, Vestin Mortgage, Inc. and Vestin Originations, Inc (the “Defendants”) alleging that the Defendants breached the construction loan agreement and thus jeopardized the completion of the project alleging actions for fraud, breach of fiduciary duty, breach of Construction Loan Agreement, negligence, intentional interference with contractual relations, bad faith breach of contract, conversion, undue and improper control and interference over borrower’s business, joint venture or de facto partnership, and injunctive relief. The lawsuit seeks monetary damages, punitive damages, and seeks an injunction to stop the foreclosure. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. In April 2007, the borrower filed for protection under Chapter 11 of the United State Bankruptcy Code. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Babuski, LLC, is a loan secured by approximately 9.23 acres of land at the northeast corner of the I-215 and Russell Road in Las Vegas, NV, with an outstanding balance of approximately $9.5 million of which our portion is approximately $7.7 million. The loan is four months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans as of March 31, 2007:

Description of Collateral	Balance at March 31, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	3/31/2004	36	45% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,108,000	3/31/2004	36	65% of Part II
248-unit apartment complex in Oklahoma City, OK	2,155,000	9/1/2006	7	49%
2 single family residences, with 4 remaining lots in the subdivision on Mt. Charleston, NV	1,681,000	10/27/2006	5	64%
9.23 acres of land in Las Vegas, NV	7,707,000	3/17/2007	4	81%
	$28,834,000

*** Please refer to (3) Specific Reserve Allowance below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2007, we have provided a specific reserve related to the two loans secured by 4 cemeteries and 8 mortuaries in Hawaii (“RightStar loans”), of which our portion of the specific reserve is approximately $9.2 million. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the three months ended March 31, 2007:

Description	Balance at December 31, 2006	Specific Reserve Allocation	RightStar Legal Reserve	Balance at March 31, 2007
Specific allowance (3)	$9,828,000	$--	$(94,000)	$9,734,000
Total	$9,828,000	$--	$(94,000)	$9,734,000

(3)	Specific Reserve Allowance

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

	Senior Principal Amount (Part II)	Junior Principal Amount (Part I)	Total
VRM I	$4,892,000	$4,415,000	$9,307,000
VRM II	9,108,000	8,183,000	17,291,000
Vestin Mortgage	--	5,657,000	5,657,000
Total	$14,000,000	$18,255,000	$32,255,000

The loans are subject to an inter-creditor agreement which states the order of priority for any payments received are disbursed as follows:

•	First to reimburse collection and foreclosure expenses advanced by the lenders;

•	Second to pay past due interest on the Senior Principal Amount (Part II) (including default rate interest);

•	Third to pay past due interest on the Junior Principal Amount (Part I) (including default rate interest);

•	Fourth to pay Senior Principal; and

•	Fifth to pay Junior Principal.

We and VRM I acquired the senior portion of the loan on July 14, 2005 for approximately $15.5 million of which our portion was approximately $10.1 million (including accrued interest of approximately $1.0 million). We and VRM I acquired this balance to expedite the foreclosure process and remove the prior senior lender from its priority position, which had the potential to impair the value we may receive at the time the property is sold. In exchange for assistance in expediting the foreclosure process, the lenders jointly agreed to release the guarantors from their guaranty of the loan. In March 2007, Vestin Mortgage, Inc. purchased the junior principal amount owned by the unrelated third party for $500,000 cash. Vestin Mortgage, Inc. has agreed that any monies it receives as a result of payment of the notes or proceeds from a foreclosure sale are limited to its $500,000 investment in the notes plus expenses.

See review report of Independent Registered Public Accounting Firm.

RightStar is currently being operated by a court appointed receiver.

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

In October 2006, a Judge for the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of April 19, 2007, the Supreme Court of Hawaii has not ruled on the Lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We have evaluated the estimated value of the underlying collateral, the potential trust fund deficit, and the expected cost and length of litigation. Based on this estimate we increased our total specific reserve allowance for loss by approximately $5.0 million during the twelve months ended December 31, 2006 and specifically allocated our general allowance of approximately $1.9 million to the RightStar loans. The increase in the reserve allowance included approximately $1.0 million for estimated litigation fees and expenses, which we have incurred in enforcing our rights against the underlying collateral. We will continue to evaluate our position in the RightStar loan as the situation progresses. As of March 31, 2007, our specific reserve allowance on the RightStar loans totaled approximately $9.2 million.

Impairment on Restructured Loan— As of December 31, 2006, included in the specific reserve allowance is an impairment of $500,000 on a restructured loan.

In addition, our manager granted extensions on eight loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. Included in the eight extended loans was the Mid-State Raceway loan, which was extended from March 31, 2007 to March 31, 2008. As part of the extension agreement the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $2.6 million, and the loan interest rate increased from 9% to 12%. The aggregate amount due to us from borrowers whose loans had been extended as of March 31, 2007, was approximately $45.4 million. Our manager concluded that no allowance for loan loss was necessary with respect to these loans as of March 31, 2007.

See review report of Independent Registered Public Accounting Firm.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of March 31, 2007 and December 31, 2006, approximately $11.5 million in non-performing loans had no specific allowance for loan losses. As of March 31, 2007 and December 31, 2006, approximately $17.3 million in non-performing loans had a specific allowance for loan losses of approximately $9.2 million and $9.3 million, respectively. At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.6 million, net of allowance for loan losses of approximately $9.2 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES - RELATED PARTY

As of March 31, 2007, we owned 407,485 shares of VRM I’s common stock, representing approximately 5.93% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2007, we held two properties with a total carrying value of approximately $30.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in each property. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2007:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Seller Financed Sales	Proceeds from Sales	Gain (Loss) on Sale of Real Estate	Balance at March 31, 2007

Partially completed golf course on 570 acres of land near Austin, TX (1)	8/3/2004	100%	$4,688,000	$--	$--	$--	$--	$4,688,000

480 residential building lots & 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA (2)	12/21/2006	86%	25,391,000	--	--	--	--	25,391,000

			$30,079,000	$--	$--	$--	$--	$30,079,000

(1)
During the three months ended March 31, 2007, we entered into a sales contract for the sale of the partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss. The sale contract requires that the buyer complete the purchase on or before June 29, 2007, however there can be no assurance that the sale will be completed.

(2)
During November 2006, we, VRM I and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA. Our manager has evaluated the carrying value of the acquired properties and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. We have entered into a purchase agreement to sell the properties for a total sales price of approximately $29.9 million, of which our portion would be approximately $25.6 million; however, at this time we cannot be certain that the sale will be completed.

NOTE G — REAL ESTATE HELD FOR SALE - SELLER FINANCED

At March 31, 2007, we held an interest in one property with a total carrying value of approximately $7.4 million, which had been sold in a transaction where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements. We may share ownership of such properties with VRM I, Fund III, our manager, or other related and/or unrelated parties. The summary below includes our percentage of ownership in each property held during the three months ended March 31, 2007. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. The following is a roll-forward of seller financed real estate held for sale for the three months ended March 31, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions	Sales	Gain (Loss) on Sale	Balance at March 31, 2007

74 unit (90 bed) assisted living facility in San Bernardino, CA (1)	4/6/2004	100%	$7,350,000	$--	$(8,158,000)	$808,000	$--

Assisted living facility in Las Vegas, Nevada (2)	9/23/2004	48%	7,424,000	--	--	--	7,424,000

			$14,774,000	$--	$(8,158,000)	$808,000	$7,424,000

See review report of Independent Registered Public Accounting Firm.

(1)
During October 2005, we sold the 74 unit (90 bed) assisted living facility in San Bernardino, CA and financed 97% of the purchased price of approximately $7.6 million maturing in November 2006. During March 2007, the borrower paid the loan in full, which resulted in a gain of approximately $0.8 million.

(2)
During September 2004, we and VRM I sold an assisted living facility in Las Vegas, NV and financed 100% of the purchase price of approximately $15.3 million maturing in September 2007. The transaction resulted in no gain or loss. As of March 31, 2007, we had received approximately $1.3 million in payments from the borrower. These payments are recorded as a deposit liability and will be recognized as income once the equity requirement has been met or the loan is paid in full.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly. The amount of management fees paid to our manager for the three months ended March 31, 2007 and 2006, was $274,000 for each period.

As of March 31, 2007, our manager owned 241,020 of our common shares. For the three months ended March 31, 2007, we declared $24,000 in dividends payable to our manager based on the number of shares they held on the dividend record dates and during the three months ended March 31, 2006, we recorded pro-rata distributions owed to our manager of approximately $16,000.

Transactions with Other Related Parties

As of March 31, 2007, we owned 407,485 common shares of VRM I, representing approximately 5.93% of their total outstanding common stock. For the three months ended March 31, 2007, we recognized $26,000 in dividend income from VRM I based on the number of shares we held on the dividend record dates.

As of March 31, 2007, VRM I owned 372,655 of our common shares, representing approximately 0.96% of our total outstanding common stock. For the three months ended March 31, 2007, we declared $37,000 in dividends payable to VRM I based on the number of shares they held on the dividend record dates.

During the three months ended March 31, 2006 we bought $1.2 million in real estate loans from VRM I and sold $0.5 million in real estate loans to VRM I. No gain or loss resulted from these transactions.

As of March 31, 2007, Fund III owned 158,191 of our common shares. For the three months ended March 31, 2007, we declared $16,000 in dividends payable to Fund III based on the number of shares they held on the dividend record dates.

See review report of Independent Registered Public Accounting Firm.

During the three months ended March 31, 2007, we purchased $1.3 million in real estate loans from Fund III. No gain or loss resulted from this transaction.

During January 2006, Michael V. Shustek, our manager’s CEO, purchased a $2 million deed of trust investment from us, of which, the total balance of $2 million was repurchased by us. No gain or loss resulted from these transactions.

During the three months ended March 31, 2006, we purchased $556,000 in performing real estate loans from LTD, a company wholly owned by our CEO Michael V. Shustek. No gain or loss resulted from these transactions.

As of March 31, 2007 and December 31, 2006, we had receivables from related parties, under common management, of $33,000 and $31,000, respectively.

During the three months ended March 31, 2007 and 2006, we incurred $38,000 and $7,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million. We originally sold this property under a 100% seller financing arrangement. The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller financed real estate held for sale. In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees. Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date. The outstanding balance as of March 31, 2007, was $282,000, net of allowance.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of $829,000. In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees of which our share was $1,350,000. The balance is secured by a second deed of trust and is payable in a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due. As of March 31, 2007, we have received $273,000 in principal payments. Payments will be recognized as income when received. The balance of $1,089,000 is fully reserved as of March 31, 2007.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $6,043,000. We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000. The promissory note is payable in interest only payments of 8% on the principal balance outstanding. From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest. Beginning June 25, 2006 through May 25, 2009, payments are to increase to $20,000 monthly. Due to the uncertainty of collectibility, we have provided a valuation allowance for the entire remaining balance of the promissory note. Income will be recognized when payments are received. As of March 31, 2007, we received $234,000 in payments. The balance of $184,000 is fully reserved as of March 31, 2007.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $3.5 million. The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006. A net gain of $71,000 resulted in this transaction, of which our portion was $47,000. The purchaser has defaulted on the note and our manager is pursuing litigation. The balance of $329,000 is fully reserved as of March 31, 2007.

See review report of Independent Registered Public Accounting Firm.

NOTE J— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or Fund III (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowings arrangements.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.8 Intercreditor Agreement under the Exhibit Index included in Part II - Other Information, Item 6 Exhibits of this Report Form 10-Q). The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan.  As of March 31, 2007, approximately $18.8 million has been funded on this loan, of which our portion was approximately $4.7 million. As of March 31, 2007, this secured borrowing totaled approximately $13.0 million, of which our portion was approximately $10.7 million. In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2006, we had approximately $13.8 million in funds being used under Inter-creditor Agreements.

NOTE K — NOTE PAYABLE

During the three months ended March 31, 2007, our note payable totaling $27,000 was paid in full.

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for FAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are evaluating FAS 159 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

See review report of Independent Registered Public Accounting Firm.

NOTE M — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and Fund III. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the Ninth Circuit United Court of Appeals, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari. The action is based upon allegations that Del Mar Mortgage, Inc and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of our management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 19 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I. The action seeks monetary damages, punitive damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM I’s management agreement and Fund I’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

See review report of Independent Registered Public Accounting Firm.

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

In October 2006, a Judge for the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of April 19, 2007, the Supreme Court of Hawaii has not ruled on the Lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

We, and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger.  The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

NOTE P — SUBSEQUENT EVENTS

In April 2007, the borrower for the Forest Development, LLC, loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located on Mt. Charleston, NV, filed for protection under Chapter 11 of the United State Bankruptcy Code.

The Board of Directors declared a monthly cash dividend of $0.05 per share for the one month ended April 30, 2007, on April 19, 2007, that will be paid on May 30, 2007, to the stockholders of record as of May 9, 2007.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of March 31, 2007, and the related consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and stockholders’ equity and comprehensive income for the three-month period ended March 31, 2007, and cash flows for the three-month periods ended March 31, 2007 and 2006. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and other comprehensive income and cash flows for the twelve months ended December 31, 2006, management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2006 and the effectiveness of the internal control over financial reporting as of December 31, 2006, and in our report dated March 12, 2007, we expressed an unqualified opinion on those consolidated financial statements; an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
April 19, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Item 1A of this report on Form 10-Q for the three months ended March 31, 2007 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other financial institutional real estate lenders. The loan underwriting standards utilized by our manager and Vestin Originations are less strict than other financial institutional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than other financial institutional lenders. As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by other financial institutional lenders such as commercial banks. However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than other financial institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past several years have been adversely affected by allowances for non-performing loans. At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.6 million, net of allowance for loan losses of approximately $9.2 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. In addition to the RightStar allowance, we have also provided $500,000 for an impairment on a restructured loan. For additional information see “Specific Loan Allowance” in Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Item 1 Consolidated Financial Statements of this report Form 10-Q. Non-performing assets, net of allowance for loan losses, totaled approximately $49.7 million or 16.9% of our total assets as of March 31, 2007, as compared to approximately $49.6 million or 16.4% of our total assets as of December 31, 2006. At March 31, 2007, non-performing assets consisted of approximately $30.1 million of real estate held for sale not sold through seller financing and approximately $19.6 million of non-performing loans, net of allowance for loan losses. During the three months ended March 31, 2007, no transactions were completed related to our real estate held for sale.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans, including extensions and loans related to seller financed real estate held for sale, as of March 31, 2007 and December 31, 2006 were 20 months and 19 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. To date, the problems experienced by some lenders in the sub-prime residential mortgage market have not had any material adverse affect upon the commercial mortgage markets in which we operate. Nonetheless, we are aware that weakness in residential lending could at some point have an adverse impact upon our markets. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, including loans related to seller financed real estate held for sale, which, as of March 31, 2007, was 71.93% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination. The increase in the weighted average loan to value ratio from 69.97%, as of December 31, 2006, to 71.93%, as of March 31, 2007, is primarily due to four loans that were funded during the three-month period, totaling approximately $15.5 million, with loan to value ratios ranging from 71.79% to 80.00%. The majority of these loans were to repeat borrowers with a history of good standing with us. In addition, the original terms of these loans were 12 months or less. We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement provided the price does not exceed the par value of the loan. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans. For further information regarding related party transactions, refer to Note H - Related Party Transactions in the notes to our consolidated financials statements in Item 1 Consolidated Financial Statements in Part I of this report Form 10-Q.

As of March 31, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

Comparison of Operating Results for the three months ended March 31, 2007 to the three months ended March 31, 2006.

	For the Three Months Ended March 31,
	2007	2006

Revenues	$6,835,000	$6,111,000
Operating expenses	1,158,000	7,233,000
Income (loss) from real estate held for sale	706,000	(588,000)

Income (los) before provision for income taxes	6,383,000	(1,710,000)

Provision for income taxes	-	--

Net income (loss)	$6,383,000	$(1,710,000)

Basic and diluted earnings per common share	$0.16
Net loss allocated to members per weighted average membership units		$(0.04)
Dividends declared per common share / cash distributions per membership unit	$0.15	$0.16
Cash distributions to members		$6,073,000
Weighted average common shares / membership units	38,853,775	38,915,994

Total Revenues: For the three months ended March 31, 2007, total revenues increased by approximately $0.7 million or 12% compared to the same period in 2006 due in significant part to the following factors:

•
Interest income from investments in real estate loans increased to approximately $6.4 million during the three months ended March 31, 2007, compared to approximately $5.8 million during the same period in 2006, largely as a result of higher interest rates. Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans. As of March 31, 2007, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $249.8 million with a weighted average interest rate of 11%. As of March 31, 2006, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $247.5 million with a weighted average interest rate of 9.96%.

•	During the three months ended March 31, 2007, we earned approximately $0.2 million in other income from a principal payment on a note receivable which was fully reserved.

Total Operating Expenses: For the three months ended March 31, 2007, total operating expenses were approximately $1.1 million compared to approximately $7.2 million during the three months ended March 31, 2006, a decrease of approximately $6.1 million or 84%. Expenses were primarily affected by the following factors:

•
During the 2006 period, we recognized a provision for loan loss of $5.5 million related to the loans secured by 4 cemeteries and 8 mortuaries in Hawaii. See “Specific Loan Allowance” in Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q. There was no comparable loan loss provision in the three months ended March 31, 2007.

•
Interest expense on secured borrowings during the three months ended March 31, 2007, declined to approximately $0.3 million compared to approximately $0.5 million for the same period in 2006 because of a reduction in our secured indebtedness. In addition, in the 2006 period we incurred approximately $0.4 million of expense related to notes payable on three real estate owned apartment properties. These notes were paid in full in April 2006 and there was no comparable expense in the 2007 period.

Total Income(Loss) from Real Estate Held for Sale: For the three months ended March 31, 2007, total income from real estate held for sale was approximately $0.7 million compared to a loss of approximately $0.6 million during the same period in 2006.

•
We recorded a gain on sale of real estate held for sale related to seller financed loans of approximately $0.8 million during the three months ended March 31, 2007, as a result of a seller financed loan on the 74 unit (90 bed) assisted living facility in San Bernardino, CA being paid in full . As of March 31, 2007, we had approximately $7.4 million, in real estate held for sale - seller financed. Upon the sale of real estate held for sale where we provide the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of property. In addition, the borrower must maintain a minimum commitment in the property on a continuing basis. Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance of the real estate held for sale - seller finance, depending on the guidelines established by GAAP. Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid in full and we reinvest the proceeds into new loans.

•
During the three months ended March 31, 2006, we recorded approximately $1.4 million in rental revenue related to three apartment complexes that were classified as real estate held for sale. During the twelve months ended December 31, 2006, we sold these properties.

•	During the three months ended March 31, 2006, we recorded a gain of $60,000 on the sale of a real estate parcel in Cedar Park, TX. We had no related gain during 2007.

•
During the three months ended March 31, 2006, we incurred expenses related to real estate held for sale not sold through seller financed of approximately $2.1 million, primarily related to the three apartment complexes referred to above.

Dividends: To maintain our status as a REIT, we are required to make distributions, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regards to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of non-cash income over 5% of our REIT taxable income. From January 1, 2007 through March 31, 2007, we declared dividends to our shareholders of approximately $5.8 million.

Distributions to Members: During the three months ended March 31, 2006, we distributed approximately $6.1 million to Fund II’s members.

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

During the three months ended March 31, 2007, cash flows provided by operating activities approximated $5.0 million. Investing activities consisted of cash provided by loan payoffs of approximately $13.7 million. Cash used for new investments and purchases of real estate loans totaled approximately $24.7 million and proceeds from full payment of loans related to real estate held for sale - seller financed totaled approximately $3.7 million. In addition, investing activities consisted of the purchase of approximately $1.0 million in certificates of deposit. Financing activities mainly consisted of dividends to stockholders, net of reinvestment, of approximately $7.8 million.

At March 31, 2007, we had approximately $7.3 million in cash, $2.4 million in marketable securities - related party and approximately $294.2 million in total assets. We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings. We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.

We have no current plans to sell any new shares except through our dividend reinvestment program. As of April 17, 2007, approximately 8% of our shareholders owning less than 1% our outstanding shares have elected to reinvest their dividends. The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock. Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares. Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate. The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program. The repurchases will be funded from our available cash.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing totaling approximately $19.6 million and $30.1 million, respectively, as of March 31, 2007 compared to approximately $19.5 million and $30.1 million, respectively, as of December 31, 2006. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.8 Intercreditor Agreement under the Exhibit Index included in Part II, Item 6 Exhibits of this Interim Report Form 10-Q). The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan. As of March 31, 2007, approximately $18.8 million has been funded on this loan, of which our portion was approximately $4.7 million. As of March 31, 2007, this secured borrowing totaled approximately $13.0 million, of which our portion was approximately $10.7 million. In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2006, we had approximately $13.8 million in funds being used under Inter-creditor Agreements.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 5% to 14%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 37 real estate loans, including loans related to seller financed real estate held for sale, as of March 31, 2007, with a balance of approximately $249.8 million as compared to investments in 37 real estate loans, including loans related to seller financed real estate held for sale, as of December 31, 2006, with a balance of approximately $242.4 million.

At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar (Part I & Part II), Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $19.6 million, net of allowance for loan losses of approximately $9.2 million for the RightStar loans. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008. As part of the extension agreement the borrower made a principal payment of approximately $3.0 million, of which our portion was approximately $2.6 million, and the loan interest rate increased from 9% to 12%.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2007, we have provided a specific reserve related to the 4 cemeteries and 8 mortuaries in Hawaii, of which our portion of the specific reserve is approximately $9.2 million. In addition, our manager recognized a specific reserve for the impairment of a restructured loan in the amount of $500,000. Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2007, refer to Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2007, we held two properties with a total carrying value of approximately $30.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. During the three months ended March 31, 2007, there were no transactions related to our real estate held for sale.

For additional information on our investments in real estate held for sale, refer to Note F -Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale — Seller Financed

At March 31, 2007, we held an interest in one property with a total carrying value of approximately $7.4 million, which was sold in a transaction where we provided the financing to the purchaser. GAAP requires us to include these properties in real estate held for sale until the borrower has met and maintained certain requirements. We may share ownership of such properties with VRM I, Fund III, our manager, or other related and/or unrelated parties. These investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. For additional information on our investments in real estate loans, refer to Note G -Real Estate Held for Sale-Seller Financed of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2007:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured borrowings (1)	$10,661,000	$10,661,000	$--	$--	$--
Total	$10,661,000	$10,661,000	$--	$--	$--

(1)
In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowings, we would be liable for the full outstanding balance, which was approximately $13.0 million as of March 31, 2007.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2007, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,431,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$12,155,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,431,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(12,155,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the consolidated financial statements.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2007, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,498,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$12,490,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,498,000)
Allowance for loan losses assumption decreased by 4.0% of loan portfolio	$(9,734,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At March 31, 2007, our aggregate investment in real estate loans was approximately $233.0 million, net of allowance, with a weighted average effective interest rate of 11.0%. We had one loan financed under an Inter-creditor Agreement at March 31, 2007, which was classified as assets under secured borrowing totaling approximately $10.7 million. Most of the real estate loans had an initial term of 12 months. The weighted average term of outstanding loans, including extensions and loans related to seller financed real estate held for sale, at March 31, 2007, was 20 months. All but one of the outstanding real estate loans at March 31, 2007, were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans had prepayment penalties and 14 had an exit fee.

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

The following table contains information about the investment in real estate loans, including loans related to seller financed real estate held for sale held, in our portfolio as of March 31, 2007. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of March 31, 2007.

	Interest Earning Assets Aggregated by Maturity at March 31, 2007
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments In Real Estate Loans	$219,604,000	$30,194,000	$--	$--	$--	$249,798,000

Weighted Average Interest Rates	11.11%	10.18%	--%	--%	--%	11.00%

At March 31, 2007, we also had approximately $9.7 million invested in cash, cash equivalents, certificates of deposit, and marketable securities - related party (VRM I). Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the our management, including the CEO and CFO, as of March 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

The certifications of the our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

Our management has identified the following change in our internal controls over financial reporting during the Quarter ended March 31, 2007. On March 21, 2007, John W. Alderfer resigned as our Chief Financial Officer and as a member of our Board of Directors. The Board of Directors appointed Rocio Revollo as our Chief Financial Officer. Ms. Revollo will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and the Chief Financial Officer of Vestin Group. During April 2007, our manager appointed a Corporate Controller with the requisite experience to assist and work directly with our Chief Financial Officer.

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note M Legal Matters Involving the Manager and Note N Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios. However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and distributions and the value of common stock. Our weighted average loan-to-value ratio, including loans related to seller financed real estate held for sale, as of March 31, 2007, was 71.93% as compared to 69.97% as of December 31, 2006. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of March 31, 2007, we had in our portfolio approximately $19.6 million in delinquent loans, net of allowance for loan losses, and approximately $30.1 million of real estate held for sale not sold through seller financed for a total of approximately $49.7 million in non-performing assets, which represented approximately 17.8% of our stockholders’ equity. As of March 31, 2007, we also had approximately $7.4 million of seller financed real estate held for sale and had received approximately $1.3 million in payments from borrowers on the loans associated with these properties. We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

Our underwriting standards and procedures are more lenient than other financial institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

Our underwriting standards and procedures are more lenient than other financial institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders, which may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return. We approve real estate loans more quickly than other lenders. We rely heavily on third-party reports and information such as appraisals and environmental reports. Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of March 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term, with the exception of two of our loans that have both principal and interest payments along with a “balloon” payment at the end of the term. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions. During October 2006, we, our manager, Vestin Origination, Inc., VRM I and Fund III entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. The secured borrowing will be recognized pro rata between us, VRM I and Fund III for the amount each entity has funded for the loan. As of March 31, 2007, we had secured borrowings equal to approximately 5% of our net investment in real estate loans, as compared to secured borrowings equal to approximately 6% or our net investment in real estate loans as of December 31, 2006. In the event VRM I and Fund III were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance of approximately $13.0 million, as of March 31, 2007.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business. We have recently experienced difficulties in foreclosing on the RightStar loans discussed in Note N - Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I. Consolidated Financial Statements to this Interim Report Form 10-Q, because of the need to obtain a license from the State of Hawaii to operate funeral homes and cemeteries;

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession. Problems in the sub-prime residential mortgage market could adversely affect the general economy or the availability of funds for commercial real estate developers. This in turn could lead to an increae in defaults on our loans. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending. For the three months ended March 31, 2007, loan originations accounted for all but one loan funded during that period as there was one loan refinanced during the period. Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

As of March 31, 2007, none of our loans had a prepayment penalty and 14 loans had an exit fee. Based on our manager’s historical experience, we expect that our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

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

We have recently been named in several legal actions seeking damages and appraisal rights in connection with the REIT conversion. See Note M - Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I. Consolidated Financial Statements to this Interim Report Form 10-Q. While we believe these actions are without merit, the defense of such actions could materially increase our legal costs and may require the substantial attention of our management. This in turn might adversely impact our operating results. Moreover, any adverse outcome in such actions could result in our having to pay substantial damages which would reduce our cash resources and harm our financial condition.

We face competition for real estate loans that may reduce available yields and fees available.

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks, insurance companies, mortgage brokers and pension funds. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions.

MANAGEMENT AND CONFLICT OF INTEREST RISKS

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

As of March 31, 2007, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer), James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company. If any of these key employees were to cease employment, our operating results could suffer. None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel. If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We paid our manager a total of approximately $274,000 for the three months ended March 31, 2007, for managing us. In addition, Vestin Mortgage and Vestin Originations received a total of $7,000 and approximately $2.7 million, respectively in fees directly from borrowers for the three months ended March 31, 2007. The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin Nevada. Our assets represented approximately 71% of the assets managed by Vestin Mortgage as of March 31, 2007.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for VRM I, Fund III and inVestin Nevada, which have similar investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM I, Fund III, inVestin Nevada or another company that our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

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

As of March 31, 2007, we held two properties with a total carrying value of approximately $30.1 million recorded as investments in real estate held for sale. As of March 31, 2007, we also held interests in one property with a total carrying value of approximately $7.4 million, which was sold in a transaction in which we or an affiliate provided the financing and recorded as seller financed real estate held for sale. United States generally accepted accounting principals (“GAAP”) requires us to include this property in real estate held for sale until the borrower has met and maintained certain requirements. The real estate held for sale and the seller financed real estate held for sale collectively constituted approximately 12.75% of our assets as of March 31, 2007. In addition, our seller financed real estate held for sale property is an assisted living facility, which cannot be operated by a taxable REIT subsidiary.

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

The market price of our common stock since trading commenced on May 1, 2006 to March 31, 2007, has ranged from $0.77 to $5.76 (adjusted for the 30% stock dividend paid in December 2006). We believe the price of our stock has been affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own. Our stock price may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise. As we move closer to the dissolution date, we expect to stop making new loans and we expect that our stock price will approach our book value per share.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 21, 2007, John W. Alderfer resigned as our Chief Financial Officer and as a member of our Board of Directors. He also resigned as a Director and the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and the Chief Financial Officer of Vestin Group Inc. (Vestin Group), the parent company of our manager. Mr. Alderfer is a party to an employment, non-competition and confidentiality contract with Vestin Group through December 31, 2008.

On March 21, 2007, the Board of Directors appointed Rocio Revollo as our Chief Financial Officer. Ms. Revollo will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and the Chief Financial Officer of Vestin Group. Ms. Revollo was the Corporate Controller of Vestin Group from June 2005 to March 2007.

On March 21, 2007, our Board of Directors elected John E. Dawson to fill the vacancy on the Board created by Mr. Alderfer’s resignation. Mr. Dawson has been a partner at the Las Vegas law firm, Lionel Sawyer and Collins. Mr. Dawson will serve Mr. Alderfer’s remaining term on our Board of Directors as a class II director, which term will expire at the 2008 annual meeting of stockholders.

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

21.1(4)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(5)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to our Form S-4 Registration Statement filed on May 20, 2005 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 5 to our Form S-4 Registration Statement filed on December 20, 2005 (File No. 333-125121).
(3)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(4)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(5)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(6)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed on October 26, 2006 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	April 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	April 20, 2007
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	April 20, 2007
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	April 20, 2007
John E. Dawson

/s/ Robert J. Aalberts	Director	April 20, 2007
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	April 20, 2007
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	April 20, 2007
Roland M. Sansone