Form 10-K/A
period 2006-12-31
Vestin Realty Mortgage II, Inc
filed 2007-11-19
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 14, 2007 (the “Original Filing”), is to amend the certifications attached as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31).

Except for the item described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	November 19, 2007
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	November 19, 2007
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	November 19, 2007
John E. Dawson

/s/ Robert J. Aalberts	Director	November 19, 2007
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	November 19, 2007
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	November 19, 2007
Roland M. Sansone