Form 10-Q/A
period 2007-03-31
Vestin Realty Mortgage II, Inc
filed 2007-11-19
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on April 20, 2007 (the “Original Filing”) is to amend the certifications attached as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31).

Except for the item described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

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