Form 10-Q
period 2008-03-31
Vestin Realty Mortgage II, Inc
filed 2008-05-07
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of May 1, 2008, there were 14,881,340 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash	$6,072,000	$20,241,000
Certificates of deposit	103,000	102,000
Investment in marketable securities - related party	2,156,000	2,460,000
Interest and other receivables, net of allowance of $160,000 at March 31, 2008 and December 31, 2007	1,796,000	4,162,000
Notes receivable, net of allowance of $2,435,000 at March 31, 2008 and $2,619,000 at December 31, 2007	--	--
Real estate held for sale	32,402,000	28,563,000
Investment in real estate loans, net of allowance for loan losses of $12,873,000 at March 31, 2008 and December 31, 2007	289,473,000	278,190,000
Due from related parties	46,000	--
Investment in equity affiliate	100,000	100,000
Deferred financing costs	2,168,000	2,213,000
Other assets	56,000	137,000

Total assets	$334,372,000	$336,168,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$2,599,000	$2,641,000
Due to related parties	--	122,000
Junior subordinated notes payable	60,100,000	60,100,000
Dividend payable	1,577,000	1,546,000

Total liabilities	64,276,000	64,409,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost (109,634 shares)	(1,440,000)	(1,440,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,877,292 shares issued and outstanding at March 31, 2008 and 14,866,219 shares issued and outstanding at December 31, 2007	1,000	1,000
Additional paid in capital	278,465,000	278,367,000
Accumulated deficit	(5,655,000)	(4,198,000)
Accumulated other comprehensive loss	(1,275,000)	(971,000)

Total stockholders' equity	270,096,000	271,759,000

Total liabilities and stockholders' equity	$334,372,000	$336,168,000

The accompanying notes are an integral part of these consolidated statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007

Revenues
Interest income from investment in real estate loans	$7,087,000	$6,413,000
Other income	69,000	240,000
Total revenues	7,156,000	6,653,000

Operating expenses
Management fees - related party	274,000	274,000
Interest expense	1,359,000	334,000
Professional fees	193,000	300,000
Professional fees - related party	27,000	38,000
Other	250,000	212,000
Total operating expenses	2,103,000	1,158,000

Income from operations	5,053,000	5,495,000

Non-operating income
Dividend income - related party	44,000	27,000
Interest income from banking institutions	141,000	155,000
Total other non-operating income	185,000	182,000

Income from real estate held for sale
Revenue related to real estate held for sale	--	2,000
Gain on sale of real estate held for sale - seller financed	--	808,000
Expenses related to real estate held for sale	(173,000)	(104,000)
Write down on real estate held for sale	(1,792,000)	--
Total income (loss) from real estate held for sale	(1,965,000)	706,000

Income before provision for income taxes	3,273,000	6,383,000

Provision for income taxes	--	--

NET INCOME	$3,273,000	$6,383,000

Basic and diluted earnings per weighted average common share	$0.22	$0.43

Dividends declared per common share	$0.32	$0.39

Weighted average common shares	14,872,330	14,943,760

The accompanying notes are an integral part of these consolidated statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2007	109,634	$(1,440,000)	14,866,219	$1,000	$278,367,000	$(4,198,000)	$(971,000)	$271,759,000

Comprehensive Income:

Net Income						3,273,000		3,273,000

Unrealized Loss on Marketable Securities - Related Party							(304,000)	(304,000)

Comprehensive Income								2,969,000

Dividends Declared to Stockholders						(4,730,000)		(4,730,000)

Reinvestment of Dividends			11,073	--	98,000			98,000

Stockholders' Equity at March 31, 2008 (Unaudited)	109,634	$(1,440,000)	14,877,292	$1,000	$278,465,000	$(5,655,000)	$(1,275,000)	$270,096,000

The accompanying notes are an integral part of these consolidated statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$3,273,000	$6,383,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of real estate held for sale	1,792,000	--
Gain on sale of real estate held for sale	--	(808,000)
Recovery of allowance for doubtful notes receivable included in other income	--	(218,000)
Amortized interest income	--	(529,000)
Amortized financing costs, included in interest expense	45,000	--
Change in operating assets and liabilities:
Interest and other receivables	2,366,000	(58,000)
Due to/from related parties	(168,000)	(2,000)
Other assets	81,000	165,000
Accounts payable and accrued liabilities	(42,000)	103,000
Net cash provided by operating activities	7,347,000	5,036,000

Cash flows from investing activities:
Investments in real estate loans	(32,361,000)	(22,973,000)
Purchase of investments in real estate loans from:
Fund III	--	(1,300,000)
Third parties	--	(450,000)
Proceeds from loan payoffs	14,797,000	13,703,000
Sale of investments in real estate loans to:
VRM I	500,000	--
Proceeds related to investment in real estate held for sale	150,000	--
Principal payments on real estate held for sale-seller financed	--	3,651,000
Legal expenses paid and applied against loan allowance	--	(94,000)
Proceeds from note receivable	--	218,000
Purchase of investments in certificates of deposit	(1,000)	(1,008,000)
Proceeds from investments in certificates of deposit	--	250,000
Deposit liability	--	310,000
Net cash used by investing activities	(16,915,000)	(7,693,000)

Cash flows from financing activities:
Principal payments on notes payable	--	(27,000)
Dividends paid to stockholders, net of reinvestments	(4,464,000)	(7,687,000)
Dividends paid to stockholders - related party	(137,000)	(116,000)
Net cash used in financing activities	(4,601,000)	(7,830,000)

NET CHANGE IN CASH	(14,169,000)	(10,487,000)

Cash, beginning of period	20,241,000	16,841,000

Cash, end of period	$6,072,000	$6,354,000

The accompanying notes are an integral part of these consolidated statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid	$1,359,000	$334,000

Non-cash investing and financing activities:
Dividend payable	$1,577,000	$1,943,000
Reinvestment of dividends	$98,000	$161,000
Loan payoffs of loans funded through secured borrowings	$--	$3,135,000
Loan rewritten with same or similar collateral	$1,690,000	$2,544,000
Unearned revenue from loans rewritten with same or similar property as collateral	$--	$454,000
Decrease in deposit liability related to pay off of real estate held for sale - seller financed	$--	$4,507,000
Adjustment to note receivable and related allowance	$--	$69,000
Prepaid amount applied to accounts payable	$41,000	$--
Unrealized gain (loss) on marketable securities - related party	$(304,000)	$269,000

The accompanying notes are an integral part of these consolidated statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC (“Fund I”), Vestin Fund III, LLC (“Fund III”) and inVestin Nevada, Inc. (“inVestin”), a company wholly owned by our manager’s CEO.  These entities also invest in real estate loans.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, TRS II, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

See review report of Independent Registered Public Accounting Firm.

On June 22, 2007, we completed the issuance of $60.1 million in unsecured trust preferred securities through Vestin II Capital Trust I (“VCT I”), a special purpose business trust.  VCT I, is a Delaware statutory trust.  Our interest in VCT I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that VCT I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”).

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

See review report of Independent Registered Public Accounting Firm.

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.  In recent years, we have revised estimates of our allowance for loan losses.  Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

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

Because we occasionally foreclose on loans with raw land or developments in progress, available financing for such properties is often limited and we frequently provide financing up to 100% of the selling price on these properties.  In addition, we may make additional loans to the buyer to continue development of a property.  Although sales agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66.  These sales agreements are not recorded as a sale until the requirements of FAS 66 are met.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the market price as of March 31, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

Fair Value Disclosures

FAS 107 – Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets.  The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a)	Cash: The carrying value of cash approximates fair value.

(b)	Certificate of Deposits: The carrying amounts of these instruments approximate fair value due to their short-term nature.

(c)
Investment in Marketable Securities – Related Party:  The carrying amounts of these investment securities are classified as available-for-sale and are recorded at their fair values.  Fair values are determined by the quoted market price of the investment.

(d)	Interest and Other Receivables: The carrying amount of these instruments approximate fair value due to their short-term nature.

See review report of Independent Registered Public Accounting Firm.

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

(f)
Assets under Secured Borrowing:  The carrying amount of these instruments approximate fair value.  The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(g)	Accounts Payable and Accrued Liabilities: The carrying amount of these instruments approximate fair value due to their short-term nature.

(h)
Junior Subordinated Notes Payable:  Due to the current economic credit environment there are no comparable instruments to estimate the current fair value of the junior subordinated notes payable, accordingly the estimated current fair value approximate the carrying value of the notes payable.

At March 31, 2008 and December 31, 2007, the estimated fair values of the real estate loans were approximately $288.8 million and $278.0 million.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

On January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of March 31, 2008.  In conjunction with the adoption of FAS 159, we also adopted FAS 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

At March 31, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related party totaling $2.2 million, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2008 and 2007.  The following is a computation of the EPS data for the three months ended March 31, 2008 and 2007:

See review report of Independent Registered Public Accounting Firm.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net income available to common stockholders	$3,273,000	$6,383,000

Weighted average number of common shares outstanding during the period	14,872,330	14,943,760

Basic and diluted earnings per weighted average common share	$0.22	$0.43

Common Stock Dividends

During the three months ended March 31, 2008, cash dividends declared totaled approximately $0.32 per common share, representing ordinary income.

On April 24, 2008, the board of directors declared a monthly cash dividend of $0.09 per share for the month of April 2008, which will be paid on May 30, 2008, to the stockholders of record as of May 12, 2008.

Treasury Stock

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2008, we had purchased 109,634 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $1.4 million.

Segments

We operate as one business segment.

Principles of Consolidation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries and our interests in variable interest entities in which we are the primary beneficiary.  All significant intercompany balances and transactions have been eliminated in consolidation.  Our interest in VCT I (see Note I – Junior Subordinated Notes) is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that VCT I is a variable interest entity in which we are not the primary beneficiary under FIN 46R.

Income Taxes

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the three months ended March 31, 2008, was approximately zero.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of March 31, 2008 and December 31, 2007, we had approximately $5.7 million and $19.7 million, respectively, in excess of the federally insured limits.

As of March 31, 2008, 42%, 15%, 15% and 14% of our loans were in Nevada, Oregon, Arizona and California, respectively, compared to 45%, 16%, 15% and 7%, at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At March 31, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 23% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in California and Oregon with first lien positions, interest rates between 10.5% and 14%, with an aggregate outstanding balance of approximately $68.9 million and maturing through March 2009.  At December 31, 2007, the aggregate amount of loans to our three largest borrowers represented approximately 22% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Oregon with first lien positions, interest rates between 10.5% and 14.0%, with an aggregate outstanding balance of approximately $63.9 million.  The loans in Hawaii described above referred to the RightStar loans discussed in Note D – Investments in Real Estate Loans.  We have a significant concentration of credit risk with our largest borrowers, any additional defaults by such borrowers could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2008, we had approximately $83.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $95.8 million.  These loans had interest reserves of approximately $7.4 million, of which our portion was approximately $6.3 million.  At December 31, 2007, we had approximately $108.8 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $128.6 million.  These loans had interest reserves of approximately $10.4 million, of which our portion was approximately $8.8 million.

As of March 31, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8.65% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans as of March 31, 2008, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	4	$18,338,000	12.85%	6.07%	49.42%
Commercial	18	147,285,000	12.20%	48.71%	77.87%
Construction	8	46,963,000	11.04%	15.53%	74.21%
Land	13	89,760,000	12.14%	29.69%	66.53%
	43	$302,346,000	12.04%	100.00%	72.21%

Investments in real estate loans as of December 31, 2007, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	4	$18,338,000	12.85%	6.30%	49.42%
Commercial	19	131,257,000	12.12%	45.10%	81.43%
Construction	9	45,883,000	11.04%	15.76%	73.84%
Land	14	95,585,000	12.12%	32.84%	64.43%
	46	$291,063,000	12.00%	100.00%	72.64%

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

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2008 Balance	December 31, 2007 Balance
Balance per loan portfolio	$302,346,000	$291,063,000
Less:
Allowance for loan losses **	(12,873,000)	(12,873,000)
Balance per consolidated balance sheet	$289,473,000	$278,190,000

The following is a schedule of priority of real estate loans as of March 31, 2008 and December 31, 2007:

Loan Type	Number of Loans	March 31, 2008 Balance*	Portfolio Percentage	Number of Loans	December 31, 2007 Balance*	Portfolio Percentage

First deeds of trust	41	$297,572,000	98.42%	44	$288,665,000	99.18%
Second deeds of trust	2	4,774,000	1.58%	2	2,398,000	0.82%
	43	$302,346,000	100.00%	46	$291,063,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2008:

April 2008 - June 2008 (a)	$158,781,000
July 2008 - September 2008	88,114,000
October 2008 - December 2008	8,933,000
January 2009 – March 2009	32,028,000
Thereafter	14,490,000

Total	$302,346,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2008.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2008 and December 31, 2007:

	March 31, 2008 Balance*	Portfolio Percentage	December 31, 2007 Balance*	Portfolio Percentage

Arizona	$45,279,000	14.98%	$43,865,000	15.07%
California	42,290,000	13.99%	19,673,000	6.76%
Hawaii	17,291,000	5.72%	17,291,000	5.94%
Nevada	126,049,000	41.69%	132,000,000	45.35%
New York	16,981,000	5.62%	16,981,000	5.83%
Oklahoma	2,155,000	0.71%	5,051,000	1.74%
Oregon	46,619,000	15.42%	46,620,000	16.02%
Texas	3,824,000	1.26%	7,924,000	2.72%
Washington	1,858,000	0.61%	1,658,000	0.57%
Total	$302,346,000	100.00%	$291,063,000	100.00%

*  Please see (2) above

At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC, MRPE, LLC, The Orleans at Mesquite Estates, LLC, and The Laurels at Mesquite Estates.  These loans are currently carried on our books at a value of approximately $47.0 million, net of allowance for loan losses of approximately $11.2 million, which does not include the allowances of approximately $1.7 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

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

See review report of Independent Registered Public Accounting Firm.

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $2.2 million.  As of March 31, 2008, this loan has been considered non-performing for the last nineteen months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan, of which our portion is approximately $1.0 million net of allowance for loan loss.  We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  Our manager has evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of approximately $2.4 million, of which our portion was approximately $1.2 million, was recorded during the year ended December 31, 2007.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $3.1 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last eight months.  Our manager commenced foreclosure proceedings, and on December 6, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.  On March 14, 2008, a motion to approve an adequate protection agreement (the “Agreement”) was filed with the Court.  The motion was subsequently approved.  The Agreement provides for us to receive monthly payments until August 31, 2008, when the entire loan balance shall be due and payable.  As of April 30, 2008, they have made $55,000 in payments as part of the agreement, of which our portion is $33,000.  In addition, the automatic stay from foreclosure has been vacated.  In the event of a default under the Agreement, our manager may immediately proceed with foreclosure.  In addition, we have filed a complaint in State Court, against the guarantors of the loan, in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.5 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last seven months.  Our manager commenced foreclosure proceedings, and on December 24, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona.  Our legal counsel is seeking relief from the automatic stay.  We are in the process of bringing legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Brawley CA 122, LLC, is a loan to provide acquisition and development financing for a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA, with an outstanding balance of approximately $2.3 million of which our portion is $0.8 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of $0.8 million, of which our portion was $0.3 million, was recorded during the year ended December 31, 2007.  During May 2008, we, VRM I and Fund III foreclosed upon Brawley CA 122, LLC and classified it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

•
Cliff Shadows Properties, LLC is a loan to provide construction financing for a 174 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV, with an outstanding balance of approximately $17.0 million of which our portion is approximately $16.1 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  In addition, our motion was granted for the appointment of a receiver to oversee the day to day operations of the borrower.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
MRPE, LLC is a loan to provide financing for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, with an outstanding balance of $17.0 million of which our portion is approximately $12.2 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
The Orleans at Mesquite Estates, LLC is a loan to provide financing for the development of 21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV, with an outstanding balance of $2.3 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
The Laurels at Mesquite Estates, LLC is a loan to provide financing for the development of 26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV, with an outstanding balance of $2.8 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of March 31, 2008:  Number of Months Non-Performing

Description of Collateral	Balance at March 31, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	3/31/2004	48	45% of Part I
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,108,000	3/31/2004	48	65% of Part II
248-unit apartment complex in Oklahoma City, OK	2,155,000	9/1/2006	19	49%
4.92 acres of land in Las Vegas, NV	3,073,000	7/17/2007	8	61%
80 acre parcel of land in Florence, AZ	1,510,000	8/16/2007	7	39%
25 acres for proposed 122 single-family subdivision in Brawley, CA	755,000	8/1/2007	5	33%
174 Unit Townhouse Project known as Cliff Shadows Townhomes located in, Las Vegas, NV	16,117,000	3/16/2008	2	95%
132.03 acres of Land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV	12,186,000	2/27/2008	2	72%
21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV	2,326,000	9/28/2008	1	100%
26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV	2,790,000	9/28/2008	1	100%
	$58,203,000

**  Please refer to (3) Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2008, we have provided specific reserves, related to three non-performing loans and two performing loans, of approximately $12.9 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

See review report of Independent Registered Public Accounting Firm.

The following is a roll-forward of the allowance for loan losses for the three months ended March 31, 2008:

Description	Balance at December 31, 2007	Specific Reserve Allocation	Reduction of Reserve	Balance at March 31, 2008
RightStar, Inc. (Part I & Part II)	$9,757,000	$--	$--	$9,757,000
Monterrey Associates, L.P.	1,174,000	--	--	1,174,000
Brawley CA 122, LLC	256,000	--	--	256,000
Peoria 180, LLC	1,309,000	--	--	1,309,000
Terravita, LLC	377,000	--	--	377,000
Total (3)	$12,873,000	$--	$--	$12,873,000

(3)	Specific Reserve Allowances

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

RightStar is currently being operated by a court appointed receiver however the lenders are working with the State of Hawaii to possibly appoint a management group to continue to improve the operations of the property.

See review report of Independent Registered Public Accounting Firm.

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

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

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

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss. The reserve allowance includes approximately $1.0 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of March 31, 2008, our specific reserve allowance on the RightStar loans totaled approximately $9.8 million.

Peoria 180, LLC Loan Allowance – As of March 31, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $1.6 million, of which our portion was approximately $1.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during October 2007.  As of March 31, 2008, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

Monterrey Associates, L.P. – As of March 31, 2008, our manager has provided a specific reserve allowance, related to a commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.4 million, of which our portion was approximately $1.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of March 31, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

Brawley CA 122, LLC – As of March 31, 2008, our manager has provided a specific reserve allowance, related to an acquisition and development loan on 25 acres for proposed 122 single-family subdivision in Brawley, CA, of approximately $0.8 million, of which our portion was approximately $0.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of March 31, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, totaling approximately $0.7 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During the three months ended March 31, 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which include a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.7 million.  The terms of the rewritten loan remain the same as those of the original loans and was performing as required as of March 31, 2008.  Our manager will continue to evaluate our position in the loan.

In addition, as of March 31, 2008, our manager granted extensions on 19 loans, totaling approximately $229.0 million of which our portion was approximately $167.8 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Included in the 19 extended loans was the $19.8 million Mid-State Raceway loan, of which our portion was $17.0 million, which was extended from March 31, 2007 to March 31, 2008.  On April 10, 2008, this loan was paid in full.  Our manager concluded that no allowance for loan loss was necessary with respect to these loans, except for the Peoria 180, LLC, Monterrey Associates, LP and Brawley CA 122, LLC loans referred to above, as of March 31, 2008.

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

See review report of Independent Registered Public Accounting Firm.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  As of March 31, 2008 and December 31, 2007, approximately $38.0 million and $10.4 million, respectively, in non-performing loans had no specific allowance for loan losses.  As of March 31, 2008 and December 31, 2007, approximately $20.2 million in non-performing loans had a specific allowance for loan losses of approximately $11.2 million, which does not include the allowances of approximately $1.7 million relating to the decrease in property value for performing loans at March 31, 2008 and December 31, 2007.  At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC, MRPE, LLC, The Orleans at Mesquite Estates, LLC, and The Laurels at Mesquite Estates.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2008, we owned 533,675 shares of VRM I’s common stock, representing approximately 7.76% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2008, we held four properties with a total carrying value of approximately $32.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2008:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions (Reductions)	Seller Financed Sales	Balance at March 31, 2008

Partially completed golf course on 570 acres of land near Austin, TX (1)	8/3/2004	100%	$4,438,000	$(150,000)	$--	$4,288,000

480 residential building lots & 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA (2)	12/21/2006	86%	24,125,000	--	--	24,125,000

46.75 acres of land located in Galveston, TX (3)	2/5/2008	48%	--	2,308,000	--	2,308,000

2 single family residences and 4 lots in Mt. Charleston, NV (4)	3/7/2008	64%	--	1,681,000	--	1,681,000

			$28,563,000	$3,839,000	$--	$32,402,000

See review report of Independent Registered Public Accounting Firm.

(1)
During the year ended December 31, 2007, we entered into a sales contract for the sale of a partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss.  The sales contract required that the buyer complete the purchase on or before June 29, 2007; however, the buyer chose to extend the closing date multiple times by paying a non-refundable extension fee that was applied to the value recorded for such loan on our books.  The first extension was in June 2007, at which time we received a $100,000 non-refundable extension fee from the buyer to extend the closing date to October 2007.  Since then the buyer has elected to extend the closing date to May 2008, by paying a non-refundable extension fee of $50,000 every 30 days until closing.  As of March 31, 2008, we had received a total of $400,000 in extension fees.  Subsequently, the buyer has paid $50,000 to extend the closing date through the end of April 2008.  There can be no assurance that the sale will be completed.

(2)
During November 2006, we, VRM I and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s estimate during the year ended December 31, 2007, the property was written down approximately $1.5 million, of which our portion was approximately $1.3 million.

(3)
During the three months ended March 31, 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in April 2008, the property was written down approximately $3.7 million, of which our portion was approximately $1.8 million.

(4)
During the three months ended March 31, 2008, we, VRM I and Fund III acquired through foreclosure proceedings two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, no write down was deemed necessary as of March 31, 2008.

NOTE G — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2008 and 2007, were approximately $274,000, for each period.

As of March 31, 2008, our manager owned 92,699 of our common shares.  For the three months ended March 31, 2008 and 2007, we declared $29,000 and $36,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

As of March 31, 2008, we owed our manager $4,000.  As of December 31, 2007, we had receivables from our manager of $1,000.

Transactions with Other Related Parties

As of March 31, 2008, we owned 533,675 common shares of VRM I, representing approximately 7.76% of their total outstanding common stock.  For the three months ended March 31, 2008 and 2007 we recognized $44,000 and $26,000, respectively, in dividend income from VRM I based on the number of shares we held on the dividend record dates.

See review report of Independent Registered Public Accounting Firm.

As of March 31, 2008, VRM I owned 225,134 of our common shares, representing approximately 1.51% of our total outstanding common stock.  For the three months ended March 31, 2008 and 2007, we declared $72,000 and $56,000, respectively, in dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.

During the three months ended March 31, 2008, we sold approximately $0.5 million in real estate loans to VRM I.  No gain or loss resulted from these transactions.  No similar transactions occurred during the three months ended March 31, 2007.

As of March 31, 2008, we had receivables from VRM I of $44,000.  As of December 31, 2007, we owed VRM I $123,000.

As of March 31, 2008, Fund III owned 114,117 of our common shares, representing approximately 0.77% of our total outstanding common stock.  For the three months ended March 31, 2008 and 2007, we declared $36,000 and $24,000, respectively, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.

During the three months ended March 31, 2007, we purchased $1.3 million in real estate loans from Fund III.  No gain or loss resulted from this transaction.  No similar transactions occurred during the three months ended March 31, 2008.

As of March 31, 2008, we had receivables from Fund III of $6,000.  As of December 31, 2007, we did not have a balance due to or due from Fund III.

During the three months ended March 31, 2008 and 2007, we incurred $27,000 and $38,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date.  As of March 31, 2008, we have received $93,000 in principal payments.  Payments will be recognized as income when received.  The balance of $347,000 was fully reserved as of March 31, 2008.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of $829,000.  In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees, of which our share was $1,350,000.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due.  As of March 31, 2008, we have received $616,000 in principal payments.  Payments will be recognized as income when received.  The balance of $745,000 was fully reserved as of March 31, 2008.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $6,043,000.  We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000.  The promissory note is payable in interest only payments of 8% on the principal balance outstanding.  From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest.  From June 25, 2006 through May 25, 2009, payments increase to $20,000 monthly.  As of December 31, 2007, we received $234,000 in principal payments and the balance of $184,000 was fully reserved.

See review report of Independent Registered Public Accounting Firm.

Due to the uncertainty of collectability, the balance for the entire remaining balance of the promissory note was fully reserved.  On August 7, 2007, we and VRM I filed a complaint against the guarantor in the U.S. District Court of the District of Nevada, seeking to recover the amounts due pursuant to the promissory note.  The guarantor did not answer or otherwise respond to the lawsuit.  We and VRM I was granted a default judgment for all the amounts due.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any amounts due from the guarantor.  As of March 31, 2008, the note was fully written off.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $3.5 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted from this transaction, of which our portion was $47,000.  The purchaser defaulted on the note and our manager pursued litigation.  During the year ended December 31, 2007, we and VRM I entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $115,000.  As of March 31, 2008, we had received $33,000 in principal payments.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of March 31, 2008.

During 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  Payments will be recognized as income when received.  The balance of approximately $1.3 million was fully reserved as of March 31, 2008.

NOTE I — JUNIOR SUBORDINATED NOTES

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

The junior subordinated notes require quarterly interest distributions beginning July 31, 2007.  For the three months ended March 31, 2008, interest expense on the junior subordinated notes totaled approximately $1.3 million

Our interest in VCT I is accounted for using the equity method and the assets and liabilities of VCT I are not consolidated into our financial statements, in accordance with FIN 46R.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statement while the junior subordinated notes are presented as a separate item on our consolidated balance sheet.  We were in compliance with all debt covenants related to the junior subordinated notes as of March 31, 2008.

See review report of Independent Registered Public Accounting Firm.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  We will adopt FAS 161 in the first quarter of 2009.  Since FAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FAS 161 will not affect our financial statements.

NOTE K — LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

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

See review report of Independent Registered Public Accounting Firm.

In addition to the matters described above, we are involved in a number of other legal proceedings concerning matters arising in the ordinary course of our business activities.  We believe we have meritorious defenses to each of these actions and intend to defend them vigorously.  Other than the matters described above, we believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE M — DIVIDEND REQUIREMENT

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

NOTE N — SUBSEQUENT EVENTS

On April 24, 2008, the board of directors declared a monthly cash dividend of $0.09 per share for the month of April 2008, which will be paid on May 30, 2008, to the stockholders of record as of May 12, 2008.

During April 2008, the Sycamore Glenn at Mesquite Estates, LLC loan became non-performing.  This loan was to provide financing for the development of 32.3 gross acres of Mesquite Estates Planned Unit Development with 180 "paper" lots, located in Mesquite, NV, with an outstanding balance of $4.37 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

As of April 30, 2008, the borrower on the Jeffrey’s Court, LLC Loan, has made payments, per the adequate protection and settlement agreement between us, VRM I, Fund III and the borrower, of $55,000, of which our portion was $33,000.  The borrower is required to make monthly payments on this loan until August 31, 2008, at which time the entire loan balance is due.

During May 2008, we, VRM I and Fund III foreclosed upon Brawley CA 122, LLC and classified it as real estate held for sale.

During May 2008, we, VRM I and Fund III considered the Redwood Place, LLC loan non-performing.  Redwood Place, LLC, is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $11.4 million.  The loan matured on April 5, 2008, and the borrower neglected to either payoff the loan or extend the term.  Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  Our manager has evaluated this loan and has concluded the value of the underlying collateral is sufficient to protect us from loss of principal.

During May 2008, we considered the 3900, LLC, loan non-performing.  3900, LLC, is a second position loan that provided bridge financing for an approximate 7.66 acre neighborhood retail center, located in Tempe, Arizona.  The loan is secured by a second position lien, junior to a first position lien in the amount of $6 Million. In addition, the loan is guaranteed by principals of the borrower.  The outstanding balance of the loan is approximately $4.7 million, of which our portion is approximately $3.3 million.  On April 5, 2008, this loan was considered to be in default due to the default of the Redwood Place, LLC loan, as a result of cross-default provisions. Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  Our manager has evaluated this loan and has concluded the value of the underlying collateral is sufficient to protect us from loss of principal.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.:

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of March 31, 2008, and the related consolidated statements of income for the three-month periods ended March 31, 2008 and 2007, the consolidated statements of equity and other comprehensive income for the three-month period ended March 31, 2008, and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of December 31, 2007 and the related consolidated statements of operations, equity and other comprehensive income and cash flows for the year ended December 31, 2007.  We have also audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007, and in our report dated March 13, 2008, we expressed an unqualified opinion on those consolidated financial statements and an unqualified opinion on the effectiveness of internal control over financial reporting. The consolidated financial statements referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Orange, California
May 6, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2008 and 2007.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2007.

FORWARD - LOOKING STATEMENTS

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

Our operating results during the past several years have been adversely affected by increases in allowances for loan losses.  At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC, MRPE, LLC, The Orleans at Mesquite Estates, LLC, and The Laurels at Mesquite Estates.  These loans are currently carried on our books at a value of approximately $47.0 million, net of allowance for loan losses of approximately $11.2 million, which does not include the allowances of approximately $1.7 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On February 5, 2008, we, VRM I and Fund III foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.  On March 7, 2008, we, VRM I and Fund III foreclosed upon Forest Development LLC and classified it as real estate held for sale.  For additional information, see Note F – Real Estate Held for Sale and “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $79.4 million or 24% of our total assets as of March 31, 2008, as compared to approximately $48.0 million or 14% of our total assets as of December 31, 2007.  At March 31, 2008, non-performing assets consisted of approximately $32.4 million of real estate held for sale and approximately $47.0 million of non-performing loans, net of allowance for loan losses.  During the year ended December 31, 2007, we entered into a sales contract for the sale of a partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss.  The sales contract required that the buyer complete the purchase on or before June 29, 2007; however, the buyer has chosen to extend the closing date multiple times by paying a non-refundable extension fee that has been applied to the value recorded for such loan on our books.  The first extension was in June 2007, at which time we received a $100,000 non-refundable extension fee from the buyer to extend the closing date to October 2007.  Since then the buyer has elected to extend the closing date to May 2008, by paying a non-refundable extension fee of $50,000 every 30 days until closing.  As of March 31, 2008, we had received a total of $400,000 in extension fees.  In addition, the buyer paid $50,000 in April 2008 to extend the closing date an extra 30 days.  There can be no assurance that the sale will be completed.

We believe that the significant increase in the level of our non-performing assets reflects the difficulties encountered by the real estate and credit markets during the past year.  The risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures could also result in an increase in our non-performing assets.  As the economy weakens and credit becomes more difficult to obtain, our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted.  This has resulted in an increase in loan defaults, which reduce the amount of funds we have to pay distributions to our stockholders.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions, was 19 months as of March 31, 2008 and December 31, 2007.

A recession or uncertain economic conditions during the next year could have a material impact on the collectibility of our loans.  The downturn in the real estate markets where we conduct business might result in a further increase in defaults on our loans and might require us to record additional reserves.  The problems experienced by some lenders in the sub-prime market may have a material adverse affect on the commercial mortgage markets in which we operate.  We are aware that weakness in the credit markets has had an adverse impact upon our markets.  In addition, we are aware that weakness in residential lending has had and may continue to have an adverse impact upon our markets.  Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of March 31, 2008, was 72.21%, prior to allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.

We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  However, a marked increase in loan defaults accompanied by a rapid decline in real estate values will have a material adverse effect upon our financial condition and operating results.

As of March 31, 2008, we have provided a specific reserve allowance for three non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year ended December 31, 2007.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

As of March 31, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.

Comparison of Operating Results for the three months ended March 31, 2008 to the three months ended March 31, 2007.

	For the Three Months Ended March 31,
	2008	2007

Total revenues	$7,156,000	$6,653,000
Total operating expenses	2,103,000	1,158,000
Non-operating income	185,000	182,000
Income (loss) from real estate held for sale	(1,965,000)	706,000

Income before provision for income taxes	3,273,000	6,383,000

Provision for income taxes	--	--

Net income	$3,273,000	$6,383,000

Basic and diluted earnings per common share	$0.22	$0.43
Dividends declared per common share	$0.32	$0.39
Weighted average common shares	14,872,330	14,943,760
Weighted average term of outstanding loans, including extensions	19 months	20 months

Total Revenues:  For the three months ended March 31, 2008, total revenues were approximately $7.2 million compared to approximately $6.7 million during the three months ended March 31, 2007, an increase of approximately $0.5 million or 8%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans increased to approximately $7.1 million during the three months ended March 31, 2008, compared to approximately $6.4 million during the same period in 2007.  This increase was primarily due to the increase in investment in real estate loans of approximately $52.5 million and the increase in the weighted average interest rate from 11% as of March 31, 2007 to 12% as of March 31, 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of March 31, 2008, our investment in real estate loans, was approximately $302.3 million compared to our investment in real estate loans, including loans related to seller financed real estate held for sale, of approximately $249.8 million as of March 31, 2007.  In addition, our interest income is affected by the amount of non-performing loans.  As of March 31, 2008, approximately $58.2 million of our loans were non-performing compared to approximately $28.8 million as of March 31, 2007.  For additional information on our loan portfolio, see Note D - Investment Real Estate Loans of the Notes to the Consolidated Financial Statements of this Interim Report Form 10-Q.

•
During the three months ended March 31, 2007, we earned approximately $0.2 million in other income from a principal payment on a note receivable, which was fully reserved.  We received no comparable income during the same period in 2008.

Total Operating Expenses:  For the three months ended March 31, 2008, total operating expenses were approximately $2.1 million compared to approximately $1.2 million during the three months ended March 31, 2007, an increase of approximately $0.9 million or 82%.  Expenses were primarily affected by the following factors:

•
We recognized approximately $1.4 million of interest expense during the three months ended March 31, 2008 related to the junior subordinated notes issued in connection with the trust preferred financing in June 2007.  During the three months ended March 31, 2007, we recognized approximately $0.3 million of interest expense related to secured borrowings held during the period.

•
Professional fees decreased approximately $0.1 million during the three months ended March 31, 2008 compared to the same period in 2007, primarily due to the fact we incurred less legal fees relating to legal actions that have been filed against us in connection with the REIT conversion and RightStar.  See Note L - Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Income(Loss) from Real Estate Held for Sale:  For the three months ended March 31, 2008, total loss from real estate held for sale was approximately $2.0 million compared to income of approximately $0.7 million during the three months ended March 31, 2007, a decrease of approximately $2.7 million or 378%.  Total income/loss from real estate held for sale was primarily affected by the following factors:

•
During the three months ended March 31, 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager evaluated the carrying value of the property and based on an updated appraisal concluded that a write down of approximately $3.7 million, of which our portion was approximately $1.8 million, was appropriate.

•
We recorded a gain on sale of real estate held for sale related to seller financed loans of approximately $0.8 million during the three months ended March 31, 2007, as a result of a seller financed loan on the 74 unit (90 bed) assisted living facility in San Bernardino, CA being paid in full.  There were no gains recorded on real estate held for sale during the three months ended March 31, 2008.

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

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carryback distributions made, for example, in 2008 to 2007, for the purposes of zeroing out our REIT taxable income.  As a result, included in the distributions of approximately $4.7 million made during the three months ended March 31, 2008 is approximately $0.4 million that was used to zero out our estimated 2007 REIT taxable income.

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the three months ended March 31, 2008:

For the Three Months Ended
March 31, 2008
Net income, as reported	$3,273,000
Add (deduct):
Write down on real estate held for sale	1,792,000
Other book to tax differences	(342,000)
Total estimated taxable income	4,723,000
Add: Estimated taxable loss attributable to TRS II, Inc.	51,000

Estimated REIT taxable income (prior to deductions for dividends paid)	$4,774,000

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

During the three months ended March 31, 2008, net cash flows provided by operating activities approximated $7.3 million, which included cash paid of approximately $0.3 million in legal fees relating to legal actions that have been filed against us in connection with the REIT conversion and RightStar.  Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $15.3 million and cash used for new investments and purchases of real estate loans totaled approximately $32.4 million.  Cash flows used for financing activities consisted of dividends to stockholders, net of reinvestment, of approximately $4.6 million.

At March 31, 2008, we had approximately $6.1 million in cash, $103,000 in certificates of deposit, $2.2 million in marketable securities – related party and approximately $334.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include  repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This would diminish our capital resources and would impair our ability to invest in new loans.  Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing, totaling approximately $47.0 million and $32.4 million, respectively, as of March 31, 2008, compared to approximately $19.4 million and $28.6 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

Our manager believes that these non-performing assets have increased as a result of conditions in the real estate and credit markets.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of April 30, 2008, approximately 9% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

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

The indenture governing the notes includes a number of covenants including the following financial covenants:  (i) we must maintain a Tangible Net Worth of not less than $225,000,000, (ii) our trailing twelve months EBITDA must not be less than 2.5 times our Interest Expense and (iii) our ratio of Total Debt to Tangible Net Worth must not exceed 0.5 to 1.00.  All defined terms are set forth in the indenture.  As of March 31, 2008, we were in compliance with all financial covenants included in the indenture.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2008, we had purchased 109,634 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $1.4 million.  There were no treasury stock purchases made during the three months ended March 31, 2008.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

We may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  No assurance can be given that, if we should seek to borrow additional funds or to securitize our assets we would be able to do so on commercially attractive terms.  Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8.65% to 15.00%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 43 real estate loans, as of March 31, 2008, with a balance of approximately $302.3 million as compared to investments in 46 real estate loans as of December 31, 2007, with a balance of approximately $291.1 million.

At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); RightStar, Inc. (Part I & Part II), Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC, MRPE, LLC, The Orleans at Mesquite Estates, LLC, and The Laurels at Mesquite Estates.  These loans are currently carried on our books at a value of approximately $47.0 million, net of allowance for loan losses of approximately $11.2 million, which does not include the allowances of approximately $1.7 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

During March 2007, our manager extended the Mid-State Raceway loan from March 31, 2007 to March 31, 2008.  As of March 31, 2008, this loan had a balance of approximately $19.8 million, of which our portion was approximately $17.0 million.  This loan was paid in full on April 10, 2008.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2008, we have provided a specific reserve related to three non-performing loans and two performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2008, we held four properties with a total carrying value of approximately $32.4 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities, other then the interest in VCT I as discussed in Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q. nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2008:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Junior subordinated notes payable (1)	$60,100,000	$--	$--	$--	$60,100,000
Total	$60,100,000	$--	$--	$--	$60,100,000

(1)	See Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,688,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$13,439,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,688,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(13,439,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$3,023,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$15,117,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(3,023,000)
Allowance for loan losses assumption decreased by 4.3% of loan portfolio	$(12,873,000)

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

Because we occasionally foreclose on loans with raw land or developments in progress, available financing for such properties is often limited and we frequently provide financing up to 100% of the selling price on these properties.  In addition, we may make additional loans to the buyer to continue development of a property.  Although sales agreements are consummated at closing, they lack adequate initial investment by the buyer to qualify as a sales transaction as defined in FAS 66.  These sales agreements are not recorded as a sale until the requirements of FAS 66 are met.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At March 31, 2008, our aggregate investment in real estate loans was approximately $289.5 million, net of allowance of approximately $12.9 million, with a weighted average effective interest rate of 12.04%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2008, was 19 months.  All but two of the outstanding real estate loans at March 31, 2008, were fixed rate loans.  One of the two variable interest rate loans was non-performing as of March 31, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 26 loans, totaling approximately $185.0 million, had an exit fee.

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

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of March 31, 2008.

	Interest Earning Assets Aggregated by Maturity at March 31, 2008
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total

Investments In Real Estate Loans	$255,828,000	$46,518,000	$--	$--	$--	$--	$302,346,000

Weighted Average Interest Rates	12.11%	11.65%	--%	--%	--%	--%	12.04%

At March 31, 2008, we also had approximately $8.3 million invested in cash, cash equivalents, certificates of deposit, and marketable securities – related party (VRM I).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors.

The certifications of the our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note K Legal Matters Involving the Manager and Note L Legal Matters Involving the Company in Part I, Item 1 Consolidated Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully.  These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

Defaults on our real estate loans will decrease our revenues and distributions.  Current economic conditions increase the risk of defaults on our loans.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance will be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations.  We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Our weighted average loan-to-value ratio as of March 31, 2008, was 72.21%, as compared to 72.64% as of December 31, 2007.  Any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to stockholders and, most likely, the value of common stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

As of March 31, 2008, we had in our portfolio approximately $47.0 million in non-performing loans, net of allowance for loan losses of approximately $11.2 million, which does not include allowances of approximately $1.7 million for performing loans, and approximately $32.4 million of real estate held for sale for a total of approximately $79.4 million in non-performing assets, which represented approximately 29% of our stockholders’ equity.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the year ended December 31, 2007, we, VRM I and Fund III conducted updated appraisals on a number of properties securing our loans, representing approximately 60% of our loan portfolio, and concluded that the estimated value of such properties should be reduced by approximately $22.9 million.  Our share of this reduction was approximately $18.1 million, which negatively impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  For the three months ended March 31, 2008, loan originations accounted for two of the three loans funded, as one loan was rewritten during the period.  The terms of the rewritten loan remain the same and the loan was performing as required as of March 31, 2008.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of March 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

In June 2007, we completed the issuance of $60.1 million of trust preferred securities through a special purpose business trust in order to expand our capacity to invest in real estate loans.  We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time and consequently, subject to the terms of the trust preferred securities, we may borrow additional funds in order to further expand our loan portfolio.  These borrowings will require us to carefully manage our cost of funds.  The junior subordinated notes sold in June 2007 in connection with the trust preferred financing bear interest at a fixed rate of 8.75% through July 2012; thereafter the interest rate is LIBOR plus 3.5%, resetting quarterly.  In order to benefit from this arrangement, we need to loan the proceeds at rates in excess of the rates payable on the junior subordinated notes.  Loans made during the three months ended March 31, 2008 had a weighted average interest rate of 11.9%.  However, no assurance can be given that we will be successful in continuing to make loans at rates in excess of our cost of funds, particularly if non-performing loans reduce our effective rate of return on our outstanding loans or if there is a continuing decline in interest rates.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business.  See Note L – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of March 31, 2008, none of our loans had a prepayment penalty, although 26 of our loans, totaling approximately $185.0 million, had an exit fee.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of March 31, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington, with approximately 42% of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note K – Legal Matters Involving The Manager and Note L – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  This in turn might adversely impact our operating results.  As of March 31, 2008, we have incurred legal expenses of approximately $1.5 million related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

As of March 31, 2008, our loans were in the following states:  Arizona, California, Hawaii, Nevada, New York, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer), James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company.  If any of these individuals were to cease their employment with our manager, our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.

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

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  These and other fees are quantified and described in greater detail in our management agreement under “Management Agreement — Compensation.”  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

We paid our manager a management fee of $274,000 for the three months ended March 31, 2008.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.3 million and $1.9 million, respectively, in fees directly from borrowers for the three months ended March 31, 2008.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin.  Our assets represented approximately 77% of the assets managed by Vestin Mortgage as of March 31, 2008.

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

VRM I is a company, which is engaged in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by combining VRM I with VRM II.  After initial exploration of a possible combination of VRM I with VRM II, our Board of Directors decided to postpone further consideration of the possible combination.  Notwithstanding the postponement, our management has evaluated issues relevant to a possible combination and it is possible the potential combination will be pursued again in the future.  At this time, no decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM I will most likely be subject to the approval of the independent directors or stockholders of VRM I as well as the approval of our Board of Directors.

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

As of March 31, 2008, we held four properties with a total carrying value of approximately $32.4 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 10% of our assets as of March 31, 2008.

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

The market price of our common stock since trading commenced, on May 1, 2006, to March 31, 2008, has ranged from $2.00 to $15.96 (adjusted for the 1-for-2.6 reverse stock split in December 2007).  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime residential lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2020.

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

We are the subject of stockholder litigation, which may depress the price of our stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
3.4(5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5(5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
4.4(4)	Junior Subordinated Indenture
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.9(4)	Form of Purchase Agreement
10.10(4)	Amended and Restated Trust Agreement
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	May 6, 2008
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	May 6, 2008
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	May 6, 2008
John E. Dawson

/s/ Robert J. Aalberts	Director	May 6, 2008
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	May 6, 2008
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	May 6, 2008
Roland M. Sansone