Form 10-Q
period 2008-06-30
Vestin Realty Mortgage II, Inc
filed 2008-08-11
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  [   ]    No   [X]

As of August 1, 2008, there were 14,887,729 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash	$14,300,000	$20,241,000
Certificates of deposit	--	102,000
Investment in marketable securities - related party	952,000	2,460,000
Interest and other receivables, net of allowance of $160,000 at June 30, 2008 and December 31, 2007	2,121,000	4,162,000
Notes receivable, net of allowance of $2,427,000 at June 30, 2008 and $2,619,000 at December 31, 2007	--	--
Real estate held for sale	21,677,000	28,563,000
Investment in real estate loans, net of allowance for loan losses of $34,457,000 at June 30, 2008 and $12,873,000 at December 31, 2007	253,096,000	278,190,000
Due from related parties	48,000	--
Investment in equity affiliate	100,000	100,000
Assets under secured borrowings	21,000,000	--
Deferred financing costs	2,797,000	2,213,000
Other assets	226,000	137,000

Total assets	$316,317,000	$336,168,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$2,115,000	$2,641,000
Due to related parties	--	122,000
Secured borrowings	19,845,000	--
Junior subordinated notes payable	56,350,000	60,100,000
Note payable	163,000	--
Dividend payable	--	1,546,000

Total liabilities	78,473,000	64,409,000

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost (109,634 shares)	(1,440,000)	(1,440,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,887,729 shares issued and outstanding at June 30, 2008 and 14,866,219 shares issued and outstanding at December 31, 2007	1,000	1,000
Additional paid in capital	278,550,000	278,367,000
Accumulated deficit	(36,788,000)	(4,198,000)
Accumulated other comprehensive loss	(2,479,000)	(971,000)

Total stockholders' equity	237,844,000	271,759,000

Total liabilities and stockholders' equity	$316,317,000	$336,168,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Revenues
Interest income from investment in real estate loans	$5,392,000	$6,666,000	$12,479,000	$13,079,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	1,044,000	--	1,044,000
Other income	524,000	559,000	593,000	799,000
Total revenues	5,916,000	8,269,000	13,072,000	14,922,000

Operating expenses
Management fees - related party	275,000	274,000	549,000	548,000
Provision for loan loss	22,287,000	--	22,287,000	--
Interest expense	1,569,000	312,000	2,928,000	646,000
Professional fees	405,000	597,000	595,000	897,000
Professional fees - related party	33,000	38,000	63,000	76,000
Other	298,000	240,000	548,000	452,000
Total operating expenses	24,867,000	1,461,000	26,970,000	2,619,000

Income (loss) from operations	(18,951,000)	6,808,000	(13,898,000)	12,303,000

Non-operating income
Gain on purchase of debt	1,556,000	--	1,556,000	--
Dividend income - related party	43,000	101,000	86,000	127,000
Interest income from banking institutions	40,000	212,000	182,000	368,000
Total other non-operating income	1,639,000	313,000	1,824,000	495,000

Loss from real estate held for sale
Revenue related to real estate held for sale	--	7,000	--	9,000
Gain on sale of real estate held for sale - seller financed	--	--	--	808,000
Expenses related to real estate held for sale	(303,000)	(1,708,000)	(476,000)	(1,812,000)
Write downs on real estate held for sale	(10,988,000)	(1,028,000)	(12,780,000)	(1,028,000)
Total loss from real estate held for sale	(11,291,000)	(2,729,000)	(13,256,000)	(2,023,000)

Income (loss) before provision for income taxes	(28,603,000)	4,392,000	(25,330,000)	10,775,000

Provision for income taxes	--	--	--	--

NET INCOME (LOSS)	$(28,603,000)	$4,392,000	$(25,330,000)	$10,775,000

Basic and diluted earnings (loss) per weighted average common share	$(1.92)	$0.29	$(1.70)	$0.72

Dividends declared per common share	$0.17	$0.41	$0.49	$0.80

Weighted average common shares	14,881,563	14,940,865	14,878,568	14,942,304

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2007	109,634	$(1,440,000)	14,866,219	$1,000	$278,367,000	$(4,198,000)	$(971,000)	$271,759,000

Comprehensive Loss:

Net Loss						(25,330,000)		(25,330,000)

Unrealized Loss on Marketable Securities - Related Party							(1,508,000)	(1,508,000)

Comprehensive Loss								(26,838,000)

Dividends Declared to Stockholders						(7,260,000)		(7,260,000)

Reinvestment of Dividends			21,510	--	183,000			183,000

Stockholders' Equity at June 30, 2008 (Unaudited)	109,634	$(1,440,000)	14,887,729	$1,000	$278,550,000	$(36,788,000)	$(2,479,000)	$237,844,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	6/30/2008	6/30/2007
Cash flows from operating activities:
Net income	$(25,330,000)	$10,775,000
Adjustments to reconcile net income to net cash provided by operating activities:
Write downs on real estate held for sale	12,780,000	1,028,000
Gain on sale of real estate held for sale - seller financed	--	(808,000)
Gain on debt extinguishment	(1,556,000)	--
Recovery of allowance for doubtful notes receivable, included in other income	(8,000)	(558,000)
Provision for loan losses	22,287,000	--
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	(1,044,000)
Amortized interest income	(35,000)	(1,323,000)
Amortized financing costs, included in interest expense	314,000	--
Change in operating assets and liabilities:
Interest and other receivables	2,041,000	(532,000)
Due to/from related parties	(170,000)	21,000
Other assets	78,000	329,000
Accounts payable and accrued liabilities	(485,000)	1,819,000
Net cash provided by operating activities	9,916,000	9,707,000

Cash flows from investing activities:
Investments in real estate loans	$(58,739,000)	(60,581,000)
Purchase of investments in real estate loans from:	--
VRM I	(1,800,000)	--
Fund III	--	(1,300,000)
Third parties	--	(14,246,000)
Proceeds from loan payoffs	35,602,000	51,284,000
Sale of investments in real estate loans to:	--
VRM I	500,000	--
Third parties	19,845,000	--
Proceeds related to investment in real estate held for sale	385,000	100,000
Principal payments on real estate held for sale-seller financed	--	3,651,000
Legal expenses paid and applied against loan allowance	--	(94,000)
Proceeds from note receivable	8,000	582,000
Purchase of marketable securities - related parties	--	(606,000)
Purchase of investments in certificates of deposit	(2,000)	(1,021,000)
Proceeds from investments in certificates of deposit	104,000	250,000
Deposit liability	--	440,000
Net cash used in investing activities	$(4,097,000)	$(21,541,000)

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	6/30/2008	6/30/2007
Cash flows from financing activities:
Principal payments on notes payable	$(45,000)	$(74,000)
Proceeds from issuance of notes payable	--	--
Proceeds from issuance of debt	--	60,000,000
Cash used for debt extinguishment	(2,194,000)	--
Deferred financing costs	(898,000)	(2,272,000)
Dividends paid to stockholders, net of reinvestments	(8,367,000)	(13,347,000)
Dividends paid to stockholders - related party	(256,000)	(295,000)
Purchase of treasury stock at cost	--	(432,000)
Net cash provided by in financing activities	(11,760,000)	43,580,000

NET CHANGE IN CASH	(5,941,000)	31,746,000

Cash, beginning of period	20,241,000	16,841,000

Cash, end of period	$14,300,000	$48,587,000

Supplemental disclosures of cash flows information:
Interest paid	$2,928,000	$646,000

Non-cash investing and financing activities:
Dividend payable	$--	$2,077,000
Reinvestment of dividends	$183,000	$285,000
Loan payoffs of loans funded through secured borrowings	$--	$13,796,000
Loans funded through secured borrowing	$19,845,000	$--
Interest reserves related to secured borrowings	$1,155,000	$--
Note payable relating to prepaid E & O insurance	$208,000	$227,000
Real estate held for sale acquired through foreclosure	$6,280,000	$--
Loan rewritten with same or similar collateral	$1,690,000	$2,544,000
Purchase of equity investment related to junior subordinated notes payable	$--	100,000
Unearned revenue from loans rewritten with same or similar property as collateral	$--	$454,000
Decrease in deposit liability related to pay off of real estate held for sale - seller financed	$--	$4,507,000
Adjustment to note receivable and related allowance	$184,000	$978,000
Prepaid amount applied to accounts payable	$41,000	$--
Unrealized gain (loss) on marketable securities - related party	$(1,508,000)	$184,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K and our quarterly report filed on Form 10-Q for the three months ended March 31, 2008.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

See review report of Independent Registered Public Accounting Firm.

Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the market price as of June 30, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF,03-1, “The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments.”  FAS 115 and EITF 03-1 requires us to determine when an investment is considered impaired ( i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life.), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

While the available-for-sale investment has continued to decline in fair value, we believe the change continues to be temporary.  Since we have the ability and intent to hold the securities to recovery, we have concluded that the unrealized loss is appropriate as of June 30, 2008.  We will continue to evaluate the investment in marketable securities on a quarterly basis.

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

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are generally based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are collaterally dependant, and/or are delinquent and/or in foreclosure are determined their by underlying collateral securing the loans.

See review report of Independent Registered Public Accounting Firm.

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

At June 30, 2008 and December 31, 2007, the estimated fair values of the real estate loans were approximately $251.8 million and $278.0 million, respectively.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

On January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of June 30, 2008.  In conjunction with the adoption of FAS 159, we also adopted FAS 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

At June 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related party totaling approximately $1.0 million, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share (“FAS 128”), by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and six months ended June 30, 2008 and 2007.  The following is a computation of the EPS data for the three and six months ended June 30, 2008 and 2007:

See review report of Independent Registered Public Accounting Firm.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net income available to common stockholders	$(28,603,000)	$4,392,000	$(25,330,000)	$10,775,000

Weighted average number of common shares outstanding during the period	14,881,563	14,940,865	14,878,568	14,942,304

Basic and diluted earnings per weighted average common share	$(1.92)	$0.29	$(1.70)	$0.72

Common Stock Dividends

During the three and six months ended June 30, 2008, cash dividends declared totaled approximately $0.17 and $0.49, respectively, per common share, representing ordinary income.

During June 2008, our Board of Directors decided to temporarily suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

Treasury Stock

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2008, we had purchased 109,634 shares of treasury stock through the repurchase program noted above.  These shares are carried on our books at a cost totaling approximately $1.4 million.

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

See review report of Independent Registered Public Accounting Firm.

Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the six months ended June 30, 2008, was approximately zero.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of June 30, 2008 and December 31, 2007, we had approximately $14.1 million and $19.7 million, respectively, in excess of the federally insured limits.

As of June 30, 2008, 38%, 20%, 16% and 14% of our loans were in Nevada, Arizona, Oregon and California, respectively, compared to 45%, 15%, 16% and 7%, at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At June 30, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 23% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in California and Oregon with first lien positions, interest rates between 10.5% and 14%, with an aggregate outstanding balance of approximately $68.9 million and maturing through March 2009.  At December 31, 2007, the aggregate amount of loans to our three largest borrowers represented approximately 22% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Hawaii and Oregon with first lien positions, interest rates between 10.5% and 14.0%, with an aggregate outstanding balance of approximately $63.9 million.  The loans in Hawaii described above referred to the RightStar loans discussed in Note D – Investments in Real Estate Loans.  As of June 30, 2008, one of our three largest loans, approximating $25.7 million, was considered delinquent.  Our manager is negotiating with the borrower to modify the terms of the loan.  Our manager anticipates we will be able to collect amounts due according to the contractual terms of the loan.  On July 15, 2008, one of our largest loans was sold to a third party and we were paid the full amount outstanding on the loan, approximately $22.3 million.  As of June 30, 2008, in addition to non-performing loans, we have three loans, totaling approximately $29.3 million, which are considered delinquent.  These three loans share a common guarantor.  Our manager is negotiating with the borrowers to modify the terms of the loans and anticipates we will be able to collect all amounts due.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults by such borrowers could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy weakens and credit becomes more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

See review report of Independent Registered Public Accounting Firm.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2008, we had approximately $63.6 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $94.6 million.  These loans had interest reserves of approximately $7.5 million, of which our portion was approximately $6.0 million.  As of June 30, 2008, approximately $12.4 million of these investments in real estate loans that had interest reserves were considered non-performing.  These loans’ interest reserves, totaling $214,000, have been suspended as of June 30, 2008.  At December 31, 2007, we had approximately $108.8 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $128.6 million.  These loans had interest reserves of approximately $10.4 million, of which our portion was approximately $8.8 million.

As of June 30, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6.0% to 15.0%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2008, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value (1)	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	3	$17,584,000	12.89%	6.12%	58.72%	44.13%
Commercial	19	150,058,000	12.41%	52.18%	82.40%	69.71%
Construction	8	32,505,000	11.31%	11.30%	76.54%	76.54%
Land	13	87,406,000	12.17%	30.40%	108.86%	70.71%
	43	$287,553,000	12.24%	100.00%	88.33%	69.20%

Investments in real estate loans as of December 31, 2007, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value (1)	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	4	$18,338,000	12.85%	6.30%	49.42%	46.75%
Commercial	19	131,257,000	12.12%	45.10%	81.43%	74.57%
Construction	9	45,883,000	11.04%	15.76%	73.84%	73.84%
Land	14	95,585,000	12.12%	32.84%	64.43%	62.41%
	46	$291,063,000	12.00%	100.00%	72.64%	68.52%

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value and are prior to allowances for loan losses.  Subsequent recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.

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

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2008 Balance (a)	December 31, 2007 Balance
Balance per loan portfolio	$287,553,000	$291,063,000
Less:
Allowance for loan losses **	(34,457,000)	(12,873,000)
Balance per consolidated balance sheet	$253,096,000	$278,190,000

(a)
We recognized an impairment cost of approximately $0.6 million, which was applied to the loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  In addition, we recognized an allowance for loan loss of approximately $1.6 million, related to this loan.

The following is a schedule of priority of real estate loans as of June 30, 2008 and December 31, 2007:

Loan Type	Number of Loans	June 30, 2008 Balance*	Portfolio Percentage	Number of Loans	December 31, 2007 Balance*	Portfolio Percentage

First deeds of trust	39	$262,549,000	91.30%	44	$288,665,000	99.18%
Second deeds of trust	4	25,004,000	8.70%	2	2,398,000	0.82%
	43	$287,553,000	100.00%	46	$291,063,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2008:

Non-performing and past due loans (a)	$150,326,000
July 2008 - September 2008 (b)	62,115,000
October 2008 - December 2008	7,791,000
January 2009 – March 2009 (c)	32,269,000
April 2009 - June 2009	12,600,000
Thereafter	22,452,000

Total	$287,553,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2008.

(b)
During July 2008, we, VRM I and Fund III received a principal payment of approximately $5.9 million, of which our portion was approximately $4.9 million, plus accrued interest on a delinquent loan scheduled to mature during July 2008.  The interest rate on the loan was increased from 10.5% to 12%, of which 6% will be accrued and due at the new maturity date in February 2009.

(c)	On July 15, 2008, one of our largest loans with a maturity date in March 2009, was sold to a third party and we were paid the full amount outstanding on the loan, approximately $22.3 million.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2008 and December 31, 2007:

	June 30, 2008 Balance*	Portfolio Percentage	December 31, 2007 Balance*	Portfolio Percentage

Arizona	$58,596,000	20.38%	$43,865,000	15.07%
California	41,732,000	14.51%	19,673,000	6.76%
Hawaii	17,291,000	6.01%	17,291,000	5.94%
Nevada	108,159,000	37.62%	132,000,000	45.35%
New York	--	--%	16,981,000	5.83%
Oklahoma	2,155,000	0.75%	5,051,000	1.74%
Oregon	46,619,000	16.21%	46,620,000	16.02%
Texas	11,200,000	3.89%	7,924,000	2.72%
Washington	1,801,000	0.63%	1,658,000	0.57%
Total	$287,553,000	100.00%	$291,063,000	100.00%

*  Please see (2) above

As of June 30, 2008, we had 17 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $92.1 million, net of allowance for loan losses of approximately $29.9 million, which does not include the allowances of approximately $4.6 million relating to the decrease in the property value for performing loans as of June 30, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At June 30, 2008, the following loans were non-performing:

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

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $2.2 million.  As of June 30, 2008, this loan has been considered non-performing for the last twenty-two months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan.  We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  As of June 30, 2008, based on our manager’s evaluation, our manager has provided a specific allowance of approximately $2.8 million, of which our portion is approximately $1.4 million.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $3.1 million and is secured by a first lien on the property and guaranteed by the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last eleven months.  Our manager commenced foreclosure proceedings, and on December 6, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.  On March 14, 2008, a motion to approve an adequate protection agreement (the “Agreement”) was filed with the Court.  The motion was subsequently approved.  The Agreement provides for us to receive monthly payments until August 31, 2008, when the entire loan balance shall be due and payable.  As of June 30, 2008, the borrower has made $163,000 in payments as part of the agreement, of which our portion is $99,000.  In addition, the automatic stay from foreclosure has been vacated.

See review report of Independent Registered Public Accounting Firm.

In the event of a default under the Agreement, our manager may immediately proceed with foreclosure.  In addition, we have filed a complaint in State Court, against the guarantors of the loan, in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2008.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.5 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last ten months.  Our manager commenced foreclosure proceedings, and on December 24, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. On July 2, 2008, we, VRM I and Fund III were granted a default judgment against the guarantors of this loan.  We will seek to attach the assets of the guarantors, however, it is uncertain the amount, if any, that we will be successful in collecting.  On July 15, 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.4 million, of which our portion is approximately $0.9 million.

•
Cliff Shadows Properties, LLC is a loan to provide construction financing for a 174 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV, with an outstanding balance of approximately $17.0 million of which our portion is approximately $16.1 million and is secured by a first lien on the property and guaranteed by the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  In addition, our motion was granted for the appointment of a receiver to oversee the day to day operations of the borrower.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2008.

•
MRPE, LLC is a loan to provide financing for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, with an outstanding balance of $17.0 million of which our portion is approximately $12.2 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.9 million, of which our portion is approximately $2.1 million.  The foreclosure sale on this property is scheduled for August 11, 2008.  Upon foreclosure, we would classify it as real estate held for sale.

•
The Orleans at Mesquite Estates, LLC is a loan to provide financing for the development of 21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV, with an outstanding balance of $2.3 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last four months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $0.4 million.  On August 8, 2008, we foreclosed upon the Orleans at Mesquite Estate, LLC and classified it as real estate held for sale.

•
The Laurels at Mesquite Estates, LLC is a loan to provide financing for the development of 26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV, with an outstanding balance of $2.8 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last four months.

See review report of Independent Registered Public Accounting Firm.

Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $0.4 million.  The foreclosure sale on this property is scheduled for August 11, 2008.  Upon foreclosure, we would classify it as real estate held for sale.

•
Sycamore Glenn at Mesquite Estates, LLC is a loan to provide financing for the development of 32.3 gross acres of Mesquite Estates Planned Unit Development with 180 "paper" lots, located in Mesquite, NV, with an outstanding balance of $4.4 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last three months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.

•
3900, LLC, is a second position loan that provided bridge financing for an approximate 7.66 acre neighborhood retail center, located in Tempe, Arizona.  The loan is secured by a second position lien, junior to a first position lien in the amount of $6.0 million.  In addition, the loan is guaranteed by principals of the borrower.  The outstanding balance of the loan is approximately $4.7 million, of which our portion is approximately $3.3 million.  On April 5, 2008, this loan was considered to be in default due to the default of the Redwood Place, LLC loan, as a result of cross-default provisions.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $3.3 million.

•
World Capital La Piazza, LLC, is a loan to provide financing for the development of 8.44 net acres of land located in Henderson, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $13.0 million.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  The loan matured on June 29, 2008, and the borrower neglected to either payoff the loan or extend the term.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2008.

•
World Capital Durango Alpha, is a loan to provide financing for the development of 9.27 acres of land located in Las Vegas, NV with an outstanding balance of approximately $7.1 million of which our portion is approximately $4.8 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.

•
Peoria 180, LLC, is a loan, with a variable interest rate, to provide financing for the development of 171 acres located in Glendale, Arizona with an outstanding balance of $18.0 million of which our portion is approximately $14.8 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $9.9 million, of which our portion is approximately $8.2 million.

See review report of Independent Registered Public Accounting Firm.

•
Redwood Place, LLC, is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $11.4 million.  The loan matured on April 5, 2008, and the borrower neglected to either payoff the loan or extend the term.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $4.7 million, of which our portion is approximately $3.6 million.

•
WCP Warm Springs Holdings 1, LLC, is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is approximately $5.1 million.  As of June 30, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Our manager has evaluated this loan and has concluded the value of the underlying collateral is sufficient to protect us from loss of principal.

•
Babuski, LLC, is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $7.7 million.  As of June 30, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of June 30, 2008:

Description of Collateral	Balance at June 30, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
4 cemeteries and 8 mortuaries in Hawaii Part I***	$8,183,000	3/31/2004	51	45%
4 cemeteries and 8 mortuaries in Hawaii Part II***	9,108,000	3/31/2004	51	65%
248-unit apartment complex in Oklahoma City, OK	2,155,000	9/1/2006	22	49%
4.92 acres of land in Las Vegas, NV	3,073,000	7/17/2007	11	61%
80 acre parcel of land in Florence, AZ	1,510,000	8/16/2007	10	39%
174 Unit Townhouse Project known as Cliff Shadows Townhomes located in, Las Vegas, NV	16,117,000	3/16/2008	5	95%
132.03 acres of Land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV	12,186,000	2/27/2008	5	72%
21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV	2,326,000	9/28/2008	4	100%
26.5 gross acres of Mesquite Estates Planned Unit Development 60 "paper" lots, located in Mesquite, NV	2,790,000	9/28/2008	4	100%
32.3 gross acres of Mesquite Estates Planned Unit Development 180 "paper" lots, located in Mesquite, NV	4,369,000	9/28/2008	3	100%
7.66 acres known as Michael's Plaza Retail Center located in Tempe, AZ	3,276,000	6/10/2008	2	100%
8.44 net acres of Land located in Henderson, NV	13,000,000	6/29/2008	2	100%
9.27 acres of land located in Las Vegas, NV	4,846,000	5/16/2008	2	68%
171 acres located in Glendale, Arizona	14,806,000	6/30/2008	2	82%
Acquisition and Rehabilitation of Fountain Creek Apartments, located in Phoenix, AZ	11,388,000	4/5/2008	2	76%
10 acres of vacant land located in Las Vegas, NV	5,114,000	5/10/2008	1	60%
9.23 acres of land in Las Vegas, NV	7,707,000	6/17/2008	1	81%
	$121,954,000

**  Please refer to (3) Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2008, we have provided specific reserves, related to ten non-performing loans and three performing loans, of approximately $34.5 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

See review report of Independent Registered Public Accounting Firm.

The following is a roll-forward of the allowance for loan losses for the six months ended June 30, 2008:

Description	Balance at December 31, 2007	Specific Reserve Allocation	Transferred to REO	Balance at June 30, 2008
RightStar, Inc. (Part I & Part II)	$9,757,000	$--	$--	$9,757,000
Monterrey Associates, L.P.	1,174,000	196,000	--	1,370,000
Brawley CA 122, LLC	256,000	--	(256,000)	--
Peoria 180, LLC	1,309,000	6,867,000	--	8,176,000
Terravita, LLC	377,000	--	--	377,000
V & M Homes at the Palms, Inc.	--	913,000	--	913,000
Redwood Place, LLC	--	3,586,000	--	3,586,000
The Laurels at Mesquite Estates, LLC	--	358,000	--	358,000
2503 Panorama, LLC	--	1,595,000	--	1,595,000
3900, LLC	--	3,276,000	--	3,276,000
MRPE, LLC	--	2,086,000	--	2,086,000
VBP, LLC	--	2,583,000	--	2,583,000
The Orleans at Mesquite Estates, LLC	--	380,000	--	380,000
Total (3)	$12,873,000	$21,840,000	$(256,000)	$34,457,000

(3)	Specific Reserve Allowances

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

In June 2008, the State of Hawaii allowed us and the other lenders to put in place a new management team that replaced the previous receiver.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $1.0 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of June 30, 2008, our specific reserve allowance on the RightStar loans totaled approximately $9.8 million.

Monterrey Associates, L.P. – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.8 million, of which our portion was approximately $1.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

Peoria 180, LLC Loan Allowance – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $9.9 million, of which our portion was approximately $8.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during July 2008.  As of June 30, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which include a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.7 million.  The terms of the rewritten loan remain the same as those of the original loans and was performing as required as of June 30, 2008.  Our manager will continue to evaluate our position in the loan.

V & M Homes at the Palms, Inc. – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 80 acre parcel of land in Florence, AZ, of approximately $2.4 million, of which our portion was approximately $0.9 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  On July 15, 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.

Redwood Place, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona, of approximately $4.7 million, of which our portion was approximately $3.6 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

The Laurels at Mesquite Estates, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan to provide financing for the development of 26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV, of approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan. The foreclosure sale on this property is scheduled for August 11, 2008.  Upon foreclosure, we would classify it as real estate held for sale.

2503 Panorama, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $2.1 million dollars, of which our portion is approximately $1.6 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  In addition, we recognized an impairment cost of approximately $0.6 million, which was applied to the loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.

3900, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 7.66 acre neighborhood retail center, located in Tempe, AZ, of approximately $3.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

MRPE, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related a non-performing loan for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, of approximately $2.9 million dollars, of which our portion is approximately $2.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.  The foreclosure sale on this property is scheduled for August 11, 2008.  Upon foreclosure, we would classify it as real estate held for sale.

VBP, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a performing loan for the development of 4.14 acres of land Las Vegas, NV, of approximately $2.8 million dollars, of which our portion is approximately $2.6 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

The Orleans at Mesquite Estates, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan to provide financing for the development of 21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV, of approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  On August 8, 2008, we foreclosed upon the Orleans at Mesquite Estate, LLC and classified it as real estate held for sale.

In addition, as of June 30, 2008, our manager had granted extensions on 18 loans, totaling approximately $192.9 million of which our portion was approximately $155.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Subsequent to their extension, 9 of the 18 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at June 30, 2008 of approximately $100.5 million, of which our portion is approximately $75.8 million.  Our manager concluded that no allowance for loan loss was necessary with respect to the 18 loans, except for the Peoria 180, LLC, Monterrey Associates, LP, V & M Homes at the Palms, Inc., Redwood Place LLC, 2503 Panorama, LLC and MRPE, LLC loans referred to above, as of June 30, 2008.

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

See review report of Independent Registered Public Accounting Firm.

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Balance	Allowance for loan losses (3)	Balance, net of allowance

Nonperforming loans – no related allowance	$56,552,000	$--	$56,552,000
Nonperforming loans – related allowance	65,402,000	(29,902,000)	35,500,000
Subtotal nonperforming loans	121,954,000	(29,902,000)	92,052,000

Performing loans – no related allowance	154,579,000	--	154,579,000
Performing loans – related allowance	11,020,000	(4,555,000)	6,465,000
Subtotal performing loans	165,599,000	(4,555,000)	161,044,000

Total	$287,553,000	$(34,457,000)	$253,096,000

	As of December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance

Nonperforming loans – no related allowance	$10,364,000	$--	$10,364,000
Nonperforming loans – related allowance	20,201,000	(11,187,000)	9,014,000
Subtotal nonperforming loans	30,565,000	(11,187,000)	19,378,000

Performing loans – no related allowance	240,603,000	--	240,603,000
Performing loans – related allowance	19,895,000	(1,686,000)	18,209,000
Subtotal performing loans	260,498,000	(1,686,000)	258,812,000

Total	$291,063,000	$(12,873,000)	$278,190,000

Our manager evaluated our loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2008, we owned 533,675 shares of VRM I’s common stock, representing approximately 7.76% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2008, we held five properties with a total carrying value of approximately $21.7 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.

See review report of Independent Registered Public Accounting Firm.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the six months ended June 30, 2008:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions	Write Downs	Cash Reductions	Balance at June 30, 2008

Partially completed golf course on 570 acres of land near Austin, TX (1)	8/3/2004	100%	$4,438,000	$--	$--	$(300,000)	$4,138,000

480 residential building lots & 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA (2)	12/21/2006	86%	24,125,000	--	(9,872,000)	--	14,253,000

46.75 acres of land located in Galveston, TX (3)	2/5/2008	48%	--	4,100,000	(2,325,000)	(86,000)	1,689,000

2 single family residences and 4 lots in Mt. Charleston, NV (4)	3/7/2008	64%	--	1,681,000	(497,000)	--	1,184,000

25 acres for proposed 122 single-family subdivision in Brawley, CA (5)	5/1/2008	33%	--	499,000	(86,000)	--	413,000

			$28,563,000	$6,280,000	$(12,780,000)	$(386,000)	$21,677,000

(1)
During the year ended December 31, 2007, we entered into a sales contract for the sale of a partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss.  The sales contract required that the buyer complete the purchase on or before June 29, 2007; however, the buyer chose to extend the closing date multiple times by paying a non-refundable extension fee that was applied to the property value recorded on our books.  The first extension was in June 2007, at which time we received a $100,000 non-refundable extension fee from the buyer to extend the closing date to October 2007.  Since then the buyer has elected to extend the closing date to July 2008, by paying a non-refundable extension fee of $50,000 every 30 days until closing.  As of June 30, 2008, we had received a total of $550,000 in extension fees.  Subsequently, the buyer paid $50,000 in July 2008 to extend the closing date an extra 30 days  There can be no assurance that the sale will be completed.

(2)
During December 2006, we, VRM I and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during July 2008, the property was written down approximately $11.5 million, of which our portion was approximately $9.9 million.

(3)
During February 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in April 2008, the property was written down approximately $4.8 million, of which our portion was approximately $2.3 million.  During June 2008, we received a deposit refund totaling $86,000.

See review report of Independent Registered Public Accounting Firm.

(4)
During March 2008, we, VRM I and Fund III acquired through foreclosure proceedings two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV.  Our manager has evaluated the carrying value of the property and based on that evaluation the property was written down approximately $773,000, of which our portion was $497,000.

(5)
During May 2008, we, VRM I, and Fund III acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in May 2008, the property was written down approximately $256,000, of which our portion was $86,000.

During July 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.

On August 8, 2008, we foreclosed upon the Orleans at Mesquite Estate, LLC and classified it as real estate held for sale.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and six months ended June 30, 2008, were $275,000 and $549,000, respectively.  The amount of management fees paid to our manager for the three and six months ended June 30, 2007, were $274,000 and $548,000, respectively.

As of June 30, 2008, our manager owned 92,699 of our common shares.  For the three and six months ended June 30, 2008, we declared $16,000 and $45,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.  For the three and six months ended June 30, 2007, we declared $38,000 and $74,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

As of June 30, 2008, we did not have a balance due to or due from our manager.  As of December 31, 2007, we had receivables from our manager of $1,000.

Transactions with Other Related Parties

As of June 30, 2008, we owned 533,675 common shares of VRM I, representing approximately 7.76% of their total outstanding common stock.  For the three and six months ended June 30, 2008, we recognized $43,000 and $86,000, respectively, in dividend income from VRM I based on the number of shares we held on the dividend record dates.  For the three and six months ended June 30, 2007, we recognized $101,000 and $127,000, respectively, in dividend income from VRM I based on the number of shares we held on the dividend record dates.

As of June 30, 2008, VRM I owned 225,134 of our common shares, representing approximately 1.51% of our total outstanding common stock.  For the three and six months ended June 30, 2008, we declared $38,000 and $110,000, respectively, in dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.  For the three and six months ended June 30, 2007, we declared $80,000 and $136,000, respectively, in dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.

During the six months ended June 30, 2008, we sold approximately $0.5 million in real estate loans to VRM I and purchased $1.8 million in real estate loans from VRM I.  No gain or loss resulted from these transactions.  No similar transactions occurred during the six months ended June 30, 2007.

As of June 30, 2008, we had receivables from VRM I of $35,000.  As of December 31, 2007, we owed VRM I $123,000.

See review report of Independent Registered Public Accounting Firm.

As of June 30, 2008, Fund III owned 114,117 of our common shares, representing approximately 0.77% of our total outstanding common stock.  For the three and six months ended June 30, 2008, we declared $19,000 and $56,000, respectively, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.  For the three and six months ended June 30, 2007, we declared $40,000 and $63,000, respectively, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.

During the six months ended June 30, 2007, we purchased $1.3 million in real estate loans from Fund III.  No gain or loss resulted from this transaction.  No similar transactions occurred during the six months ended June 30, 2008.

As of June 30, 2008, we had receivables from Fund III of $13,000.  As of December 31, 2007, we did not have a balance due to or due from Fund III.

During the three and six months ended June 30, 2008, we incurred $33,000 and $63,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2007, we incurred $38,000 and $76,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date.  As of June 30, 2008, we have received $99,000 in principal payments.  Payments will be recognized as income when received.  The balance of $341,000 was fully reserved as of June 30, 2008.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for $5,473,000 of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of $829,000.  In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2,000,000 in exchange for a release of their personal guarantees, of which our share was $1,350,000.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1,100,000 from July 2005 through July 2008, at which time the entire balance is due.  As of June 30, 2008, we have received $616,000 in principal payments.  Payments will be recognized as income when received.  The balance of $745,000 was fully reserved as of June 30, 2008.

During November 2004, we and VRM I sold the 140 Unit/224 beds senior facility in Mesa, Arizona of which our portion of the consideration received totaled $6,043,000.  We and VRM I received a promissory note from the original guarantor in the amount of $478,000 of which our portion was $409,000.  The promissory note is payable in interest only payments of 8% on the principal balance outstanding.  From June 25, 2005 through May 25, 2006, monthly payments increased to $15,000 and were applied to principal and accrued interest.  From June 25, 2006 through May 25, 2009, payments increase to $20,000 monthly.  As of December 31, 2007, we received $234,000 in principal payments and the balance of $184,000 was fully reserved.  Due to the uncertainty of collectability, the balance for the entire remaining balance of the promissory note was fully reserved.  On August 7, 2007, we and VRM I filed a complaint against the guarantor in the U.S. District Court of the District of Nevada, seeking to recover the amounts due pursuant to the promissory note.  The guarantor did not answer or otherwise respond to the lawsuit.  We and VRM I were granted a default judgment for all the amounts due.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any amounts due from the guarantor.  As of March 31, 2008, the note was fully written off.

See review report of Independent Registered Public Accounting Firm.

During December 2005, we and VRM I sold the 460 acre residential subdivision in Lake Travis, TX for approximately $5.5 million, of which our portion was approximately $3.5 million.  The purchase price included cash proceeds of $5 million and a $500,000 note receivable, with an imputed interest rate of 8% in July 2006.  A net gain of $71,000 resulted from this transaction, of which our portion was $47,000.  The purchaser defaulted on the note and our manager pursued litigation.  During the year ended December 31, 2007, we and VRM I entered into a settlement agreement, which reduced the note to $175,000, of which our portion is $115,000.  As of June 30, 2008, we had received $33,000 in principal payments.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of June 30, 2008.  On July 1, 2008, we and VRM I received a $113,000 payment, of which our portion was $74,000.  The payment represented full settlement of the note and the remaining balance of $8,000 was written off.

During 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of June 30, 2008, we had received $2,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $1.3 million was fully reserved as of June 30, 2008.

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

The junior subordinated notes require quarterly interest distributions beginning July 31, 2007.  For the three and six months ended June 30, 2008, interest expense on the junior subordinated notes totaled approximately $1.3 million and $2.6 million, respectively.  As of June 30, 2008, the balance outstanding was approximately $56.4 million.

Our interest in VCT I is accounted for using the equity method and the assets and liabilities of VCT I are not consolidated into our financial statements, in accordance with FIN 46R.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statement while the junior subordinated notes are presented as a separate item on our consolidated balance sheet.  We were in compliance with all debt covenants related to the junior subordinated notes as of June 30, 2008.

During the six months ended June 30, 2008, we acquired debt securities resulting in a gain on extinguishment of debt totaling approximately $1.6 million.

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

See review report of Independent Registered Public Accounting Firm.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of June 30, 2008, we had $21.0 million in funds, including approximately $1.2 million in interest reserves, used under Inter-creditor Agreements as compared to none as of December 31, 2007.  During August 2008, we paid down approximately $6.2 million of the $21.0 million in funds used under Inter-creditor Agreements.

NOTE K — NOTE PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $38,000 and nine monthly payments of $23,000 beginning on May 27, 2008.  As of June 30, 2008, the outstanding balance of the note was approximately $163,000.

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, The FASB issued FAS 163 – Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“FAS 163”).  This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  FAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We do not expect the adoption of FAS 163 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued FAS 162 – The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  FAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect FAS 162 to have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1 – Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

See review report of Independent Registered Public Accounting Firm.

This FSP is effective for us at the beginning of fiscal year 2009 and will be applied retrospectively to all periods presented.  We are currently evaluating the impact of the adoption on our financial statements.

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

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

See review report of Independent Registered Public Accounting Firm.

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

We and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

Our Board of Directors decided to temporarily suspend the payment of dividends during June 2008.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

NOTE P — SUBSEQUENT EVENTS

During July 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.

During July 2008, we, VRM I and Fund III received a principal payment of approximately $5.9 million, of which our portion was approximately $4.9 million, plus accrued interest on a delinquent loan scheduled to mature during July 2008.  The interest rate on the loan was increased from 10.5% to 12%, of which 6% will be accrued and due at the new maturity date in February 2009.  The amount due to us on this loan as of June 30, 2008 is approximately $20.9 million.

On July 15, 2008, we received payment in full on one of our largest loans, in the amount of $22.3 million.

During August 2008, we paid down approximately $6.2 million of the $21.0 million in funds used under Inter-creditor Agreements.

On August 8, 2008, we foreclosed upon the Orleans at Mesquite Estate, LLC and classified it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of June 30, 2008, and the related consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, the consolidated statement of equity and other comprehensive loss for the six-month period ended June 30, 2008 and the consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
August 11, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2007 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2008.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the three months ended June 30, 2008.  As of June 30, 2008, we had 17 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $92.1 million, net of allowance for loan losses of approximately $29.9 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

For additional information, see Note F – Real Estate Held for Sale and “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $113.7 million or 36% of our total assets as of June 30, 2008, as compared to approximately $48.0 million or 14% of our total assets as of December 31, 2007.  At June 30, 2008, non-performing assets consisted of approximately $21.7 million of real estate held for sale and approximately $92.1 million of non-performing loans, net of allowance for loan losses.  During the year ended December 31, 2007, we entered into a sales contract for the sale of a partially completed golf course near Austin, Texas at a price that would not result in a material gain or loss.  The sales contract required that the buyer complete the purchase on or before June 29, 2007; however, the buyer has chosen to extend the closing date multiple times by paying a non-refundable extension fee that has been applied to the value recorded for such loan on our books.  The first extension was in June 2007, at which time we received a $100,000 non-refundable extension fee from the buyer to extend the closing date to October 2007.  Since then the buyer has elected to extend the closing date to July 2008, by paying a non-refundable extension fee of $50,000 every 30 days until closing.  As of June 30, 2008, we had received a total of $550,000 in extension fees.  Subsequently, the buyer paid $50,000 in July 2008 to extend the closing date an extra 30 days.  There can be no assurance that the sale will be completed.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the near future.  This may continue to result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has resulted in a reduction in the funds we have available to pay distributions to our stockholders.

As of June 30, 2008, our loan-to-value ratio was 88.33%, prior to allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  However, additional marked increases in loan defaults accompanied by a rapid decline in real estate values, as evidenced by updated appraisals generally prepared on an “as-is basis,” will have a material adverse effect upon our financial condition and operating results.

As of June 30, 2008, we have provided a specific reserve allowance for ten non-performing loans and three performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year ended December 31, 2007, and the six months ended June 30, 2008.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.  We do not have any arrangements in place, except for the funds we received pursuant to the VCT I closing and through our secured borrowing agreements, to materially increase the funds we will have available to invest from any other sources.  See discussion under – “Capital and Liquidity.”

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

As of June 30, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  The weighted average term of our outstanding loans, including extensions, was 17 months and 19 months as of June 30, 2008 and December 31, 2007, respectively.

Comparison of Operating Results for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Total revenues	$5,916,000	$8,269,000	$13,072,000	$14,922,000
Total operating expenses	24,867,000	1,461,000	26,970,000	2,619,000
Non-operating income	1,639,000	313,000	1,824,000	495,000
Loss from real estate held for sale	(11,291,000)	(2,729,000)	(13,256,000)	(2,023,000)

Income (loss) before provision for income taxes	(28,603,000)	4,392,000	(25,330,000)	10,775,000

Provision for income taxes	--	--	--	--

Net income (loss)	$(28,603,000)	$4,392,000	$(25,330,000)	$10,775,000

Basic and diluted earnings (loss) per common share	$(1.92)	$0.29	$(1.70)	$0.72
Dividends declared per common share	$0.17	$0.41	$0.49	$0.80
Weighted average common shares	14,881,563	14,940,865	14,878,568	14,942,304
Weighted average term of outstanding loans, including extensions	17 months	17 months	17 months	17 months

Comparison of Operating Results for the three months ended June 30, 2008 to the three months ended June 30, 2007.

Total Revenues:  For the three months ended June 30, 2008, total revenues were approximately $5.9 million compared to approximately $8.3 million during the three months ended June 30, 2007, a decrease of approximately $2.4 million or 28% due in significant part to the following factors:

•
Interest income from investments in real estate loans decreased to approximately $5.4 million during the three months ended June 30, 2008, compared to approximately $6.7 million during the same period in 2007, primarily due to the increase in non-performing loans during the three months ended June 30, 2008.  As of June 30, 2008, approximately $122.0 million of our loans were non-performing compared to approximately $25.2 million as of June 30, 2007.  For additional information on our loan portfolio, see Note D – Investment Real Estate Loans of the Notes to the Consolidated Financial Statements of this Interim Report Form 10-Q.

•
During the three months ended June 30, 2007, we recognized a gain of approximately $1.0 million related an impaired real estate loan, which was paid in full.  Included in this amount was a recovery of allowance for loan loss of $0.5 million.  No comparable gain was recognized in 2008.

•
Included in other income during the three months ended June 30, 2008, we recognized approximately $0.3 million from a settlement with a prior borrower.  During the same period in 2007, we recognized approximately $0.3 million in other income from principal payments on notes receivable that were fully reserved.

Total Operating Expenses:  For the three months ended June 30, 2008, total operating expenses were approximately $24.9 million compared to approximately $1.5 million during the three months ended June 30, 2007, an increase of approximately $23.4 million or 1,602% due in significant part to the following factors:

•
Operating expenses increased primarily as a result of the recognition of provisions for loan losses.  During the three months ended June 30, 2008, we recognized provisions for loan loss related to eight non-performing loan and two performing loans totaling approximately $21.8 million.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  In addition, we recognized a loan restructuring expense of approximately $0.4 million, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  There was no comparable loan loss provision or loan restructuring expenses during the three months ended June 30, 2007.  During July 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.  On August 8, 2008, we foreclosed upon the Orleans at Mesquite Estate, LLC and classified it as real estate held for sale.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
We recognized approximately $1.3 million of interest expense during the three months ended June 30, 2008 related to the junior subordinated notes issued in connection with the trust preferred financing in June 2007.  We recognized approximately $0.1 million of interest expense during the three months ended June 30, 2007 related to these notes.  In addition, we recognized approximately $0.2 million of interest expense for the three months ended June 30, 2008 and 2007 related to secured borrowings held during the period.

•
During the three months ended June 30, 2008, we incurred professional fees of approximately $0.4 million primarily due to legal actions that have been filed against us in connection with the REIT conversion and foreclosure costs on non-performing loans, compared to approximately $0.6 million for the three months ended June 30, 2007.  See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q

Total Non-Operating Income:  For the three months ended June 30, 2008, total non-operating income was approximately $1.6 million compared to approximately $0.3 million during the three months ended June 30, 2007, an increase of approximately $1.3 million or 424%.  This increase is mainly due to a gain of approximately $1.6 million, relating to the purchase of outstanding debt at a discount to the face amount of such debt.  No assurances can be given that any additional purchases of debt at a discount will occur in future periods.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2008, total losses from real estate held for sale were approximately $11.3 million compared to approximately $2.7 million during the three months ended June 30, 2007, an decrease of approximately $8.6 million or 314% due in significant part to the following factors:

•
During the three months ended June 30, 2008, we, VRM I and Fund III acquired through foreclosure proceedings a 25 acre parcel in Brawley, CA.  Our manager evaluated the carrying value of the acquired property and estimated the net realizable value of the asset totaled approximately $1.2 million of which our portion totaled approximately $0.4 million.  Based on this estimate, our write down on this real estate held for sale totaled approximately $0.1 million during the three months ended June 30, 2008.

•
During the three months ended June 30, 2008, our manager evaluated the carrying value of a property located on Mt. Charleston, NV, and estimated the net realizable value of the asset totaled approximately $1.8 million of which our portion totaled approximately $1.2 million.  Based on this estimate, our write down on this real estate held for sale totaled approximately $0.5 million.  In addition, our manager evaluated the carrying value of 46.75 acres of land located in Galveston, TX and estimated the net realizable value of the asset totaled approximately $3.7 million of which our portion totaled approximately $1.8 million.  Based on this estimate, our write down on this real estate held for sale totaled approximately $2.3 million for the three months ended June 30, 2008.

•
During the three months ended June 30, 2008, our manager reviewed the carrying value of the acquired property located in Cathedral City, CA and related liabilities.  As of June 30, 2007, our manager estimated the net realizable value of the asset totaled approximately $18.1 million, of which our portion totaled approximately $14.3 million.  Based on these estimates, updated appraisals and our managers evalutaiton, our write down on real estate held for sale for this property totaled approximately $9.9 million for the three months ended June 30, 2008.  As of June 30, 2007, our manager estimated the net realizable value of this property totaled approximately $28.5 million, of which our portion totaled approximately $24.4 million.  Based on these estimates, our write down on real estate held for sale for this property totaled approximately $1.0 million and approximately $1.5 million in estimated liabilities for the three months ended June 30, 2007.

Comparison of Operating Results for the six months ended June 30, 2008 to the six months ended June 30, 2007

Total Revenues:  For the six months ended June 30, 2008, total revenues were approximately $13.1 million compared to approximately $14.9 million during the six months ended June 30, 2007, a decrease of approximately $1.8 million or 12%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $12.5 million during the six months ended June 30, 2008, compared to approximately $13.1 million during the same period in 2007, primarily due to the increase in non-performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2008, our investment in real estate loans was approximately $287.6 million compared to our investment in real estate loans, including loans related to seller financed real estate held for sale, of approximately $264.9 million as of June 30, 2007.  For additional information see Note D- Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q

•	During the six months ended June 30, 2007, we recognized a gain of approximately $1.0 million related to an impaired real estate loan that was paid in full.

•	During the six months ended June 30, 2007, we earned $561,000 in other income from principal payments on notes receivable that were fully reserved, compared to $7,000 during the same period in 2008.

Total Operating Expenses:  For the six months ended June 30, 2008, total operating expenses were approximately $27.0 million compared to approximately $2.6 million during the six months ended June 30, 2007, an increase of approximately $24.4 million or 930%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended June 30, 2008:

•
We recognized approximately $2.6 million of interest expense during the six months ended June 30, 2008 related to the junior subordinated notes issued in connection with the trust preferred financing, compared to approximately $0.1 million in June 2007.

Total Non-Operating Income:  For the six months ended June 30, 2008, total non-operating income was approximately $1.8 million compared to approximately $0.5 million during the six months ended June 30, 2007, an increase of approximately $1.3 million or 268%.  This increase is mainly due to the purchase of debt noted above.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2008, total losses from real estate held for sale were approximately $13.3 million compared to approximately $2.0 million during the six months ended June 30, 2007, an increase of approximately $11.2 million or 555% due in significant part to the following factors:

•
In addition to the write downs discussed above in Total Loss from Real Estate Held for Sale for the three months ended June 30, 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX, during the six months ended June 30, 2008.  Our manager evaluated the carrying value of the property concluded that a write down of approximately $4.8 million, of which our portion was approximately $2.3 million, was appropriate.

•
We recorded a gain on sale of real estate held for sale related to seller financed loans of approximately $0.8 million during the six months ended June 30, 2007, as a result of a seller financed loan on the 74 unit (90 bed) assisted living facility in San Bernardino, CA being paid in full.  As of June 30, 2007, we had approximately $7.4 million, in real estate held for sale – seller financed.  Upon the sale of real estate held for sale where we provide the financing, GAAP requires the new borrower to have a certain percentage equity ownership (ranging from 10% to 25%) to allow us to record the sale of property.  In addition, the borrower must maintain a minimum commitment in the property on a continuing basis.  Therefore, until the borrower meets these requirements, the proceeds received from the borrower are recorded as a deposit liability or applied to the balance of the real estate held for sale - seller financed, depending on the guidelines established by GAAP.  Our revenues will continue to be impacted until we are able to convert these assets into investment in real estate loans or the loans are paid in full and we reinvest the proceeds into new loans.  We have no real estate held for sale – seller financed as of June 30, 2008 and no related income during the six months ended June 30, 2008.

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

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income or cash flow from operations determined in accordance with GAAP as a measure of operating performance.  Our total taxable income represents the aggregate amount of taxable income generated by us and our wholly owned taxable REIT subsidiary, TRS II, Inc.  REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP.  REIT taxable income excludes the undistributed taxable income of TRS II, Inc., which is not included in REIT taxable income until distributed to us.  Subject to certain TRS value limitations, there is no requirement that the TRS II, Inc. distribute their earnings to us.  Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of distributions to our stockholders, we believe that presenting investors with the information management uses to calculate our taxable income is useful to investors in understanding the amount of the minimum distributions that we must make to our stockholders so as to comply with the rules set forth in the Internal Revenue Code.  Because not all companies have identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to those reported by other companies.

In addition to satisfying the 90% taxable income distribution rule referred to above, the amount of distribution we make is ultimately based on distributing 100% of the REIT taxable income in order to limit any tax liability.  The distribution of this additional 10% of REIT taxable income is typically made in the following tax year as IRC section 858 allows us to carryback distributions made, for example, in 2008 to 2007, for the purposes of zeroing out our 2007 REIT taxable income.  As a result, included in the distributions of approximately $7.2 million declared during the six months ended June 30, 2008 is approximately $0.4 million that was used to reduce our estimated 2007 REIT taxable income to zero.

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the six months ended June 30, 2008:

For the Six Months Ended
June 30, 2008
Net loss, as reported	$(25,330,000)
Add (deduct):
Provision for loan losses	22,287,000
Write down on real estate held for sale	12,780,000
Loss on foreclosure of real estate loan	(2,134,000)
Recovery of allowance for doubtful notes receivable	(7,000)
Payment on accrued legal expenses	(1,049,000)
Total taxable income	6,547,000
Add: Taxable loss attributable to TRS II, Inc.	63,000

Estimated REIT taxable income (prior to deductions for dividends paid)	$6,610,000

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

During the six months ended June 30, 2008, net cash flows provided by operating activities approximated $9.9 million.  Operating cash flows were adversely impacted by the payment of approximately $1.0 million in legal fees relating to legal actions that have been filed against us in connection with the REIT conversion and RightStar.  In addition, we incurred approximately $12.8 million in write-downs on real estate held for sale and approximately $22.3 million in provisions for loan losses, during the six months ended June 30, 2008.  Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $55.9 million and cash used for new investments and purchases of real estate loans totaled approximately $60.5 million.  Cash flows used for financing activities consisted of dividends to stockholders, net of reinvestment, of approximately $8.6 million and the purchase of debt totaled approximately $2.2 million.

At June 30, 2008, we had approximately $14.3 million in cash, $1.0 million in marketable securities – related party and approximately $316.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.

Since we distribute most or all of our distributable cash generated by operations, our sources of liquidity include  repayments of outstanding loans, dividend reinvestments by our stockholders, arrangements with third parties to participate in our loans and proceeds from issuance of note payable and secured borrowings.  We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing, totaling approximately $92.1 million and $21.7 million, respectively, as of June 30, 2008, compared to approximately $19.4 million and $28.6 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.

Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized should be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of August 1, 2008, approximately 10% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

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

The indenture governing the notes includes a number of covenants including the following financial covenants:  (i) we must maintain a Tangible Net Worth of not less than $225 million, (ii) our trailing twelve months EBITDA must not be less than 2.5 times our Interest Expense and (iii) our ratio of Total Debt to Tangible Net Worth must not exceed 0.5 to 1.00.  All defined terms are set forth in the indenture.  As of June 30, 2008, we were in compliance with all financial covenants included in the indenture.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC Rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2008, we had purchased 109,634 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $1.4 million.  There were no stock purchases made during the six months ended June 30, 2008.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6.0% to 15.0%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 43 real estate loans, as of June 30, 2008, with a balance of approximately $287.4 million as compared to investments in 46 real estate loans as of December 31, 2007, with a balance of approximately $291.1 million.

As of June 30, 2008, we had 17 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $92.1 million, net of allowance for loan losses of approximately $29.9 million, which does not include the allowances of approximately $4.6 million relating to the decrease in the property value for performing loans as of June 30, 2008.

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

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2008, we have provided a specific reserve related to ten non-performing loans and three performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007, and the six month ended June 30, 2008.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the six months ended June 30, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2008, we held five properties with a total carrying value of approximately $21.7 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities, other than the interest in VCT I as discussed in Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q. nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2008:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Junior subordinated notes payable (1)	$56,350,000	$--	$--	$--	$56,350,000
Secured borrowings (2)	21,000,000	21,000,000	--	--	--
Notes payable (3)	163,000	163,000	--	--	--
Total	$77,513,000	$21,163,000	$--	$--	$56,350,000

(1)	See Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

(2)	See Note J – Secured Borrowings of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

(3)	See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,763,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$13,816,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,763,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(13,816,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$2,876,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$14,378,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(2,876,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(14,378,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At June 30, 2008, our aggregate investment in real estate loans was approximately $253.1 million, net of allowance of approximately $34.5 million, with a weighted average effective interest rate of 12.24%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at June 30, 2008, was 17 months.

All but two of the outstanding real estate loans at June 30, 2008, were fixed rate loans.  Both variable interest rate loans were non-performing as of June 30, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 28 loans, totaling approximately $187.3 million, had an exit fee.  Out of the 28 loans with an exit fee, 11 loans, totaling approximately $86.5 million, were considered non-performing as of June 30, 2008.

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

The following table contains information about the investment of real estate loans in our portfolio as of June 30, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of June 30, 2008.

	Interest Earning Assets Aggregated by Maturity at June 30, 2008
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total
	(a)
Investments In Real Estate Loans	$220,232,000	$59,884,000	$7,437,000	$--	$--	$--	$287,553,000

Weighted Average Interest Rates	12.12%	12.35%	15.00%	--%	--%	--%	12.24%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2008.

At June 30, 2008, we also had approximately $15.3 million invested in cash, certificates of deposit, and marketable securities – related party (VRM I).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the second fiscal quarter of 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company in Part I, Item 1 Consolidated Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of June 30, 2008, we had in our portfolio approximately $92.1 million in non-performing loans, net of allowance for loan losses of approximately $29.9 million, which does not include allowances of approximately $4.6 million for performing loans, and approximately $21.7 million of real estate held for sale for a total of approximately $113.7 million in non-performing assets, which represented approximately 60% of our stockholders’ equity.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Our weighted average loan-to-value ratio, not including allowance for loan losses, as of June 30, 2008, was 88.33%, as compared to 72.64% as of December 31, 2007.  Any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to stockholders and, most likely, the value of common stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the six month ended June 30, 2008, we, conducted updated appraisals on 24 of properties securing our loans, representing approximately 42% of our total loan portfolio value, and concluded that the estimated value of such properties should be reduced by approximately $49.4 million, which negatively impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our underwriting standards and procedures are more lenient than many institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.  Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders.

This may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of June 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

In June 2007, we completed the issuance of $60.1 million of trust preferred securities through a special purpose business trust in order to expand our capacity to invest in real estate loans.  We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time and consequently, subject to the terms of the trust preferred securities, we may borrow additional funds in order to further expand our loan portfolio.  These borrowings will require us to carefully manage our cost of funds.  The junior subordinated notes sold in June 2007 in connection with the trust preferred financing bear interest at a fixed rate of 8.75% through July 2012; thereafter the interest rate is LIBOR plus 3.5%, resetting quarterly.  In order to benefit from this arrangement, we need to loan the proceeds at rates in excess of the rates payable on the junior subordinated notes.  Loans made during the six months ended June 30, 2008 had a weighted average interest rate of 13.27%.  However, no assurance can be given that we will be successful in continuing to make loans at rates in excess of our cost of funds, particularly if non-performing loans reduce our effective rate of return on our outstanding loans or if there is a continuing decline in interest rates.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of June 30, 2008, we had $21.0 million in funds, including approximately $1.2 million in interest reserves, used under Inter-creditor Agreements as compared to none as of December 31, 2007.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business.  See Note N – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of June 30, 2008, none of our loans had a prepayment penalty, although 28 of our loans, totaling approximately $187.3 million, had an exit fee.  Out of the 28 loans with an exit fee, 14 loans, totaling approximately $115.9 million, were considered non-performing as of June 30, 2008.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of June 30, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington, with approximately 38% of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note M – Legal Matters Involving The Manager and Note N – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  This in turn might adversely impact our operating results.  As of June 30, 2008, we have incurred legal expenses of approximately $1.7 million related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

As of June 30, 2008, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon, Texas and Washington.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer), and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company.  If any of these individuals were to cease their employment with our manager, our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We paid our manager a management fee of $549,000 for the six months ended June 30, 2008.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.9 million and $3.7 million, respectively, in fees directly from borrowers for the six months ended June 30, 2008.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin.  Our assets represented approximately 78% of the assets managed by Vestin Mortgage as of June 30, 2008.

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

As of June 30, 2008, we held five properties with a total carrying value of approximately $21.7 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 7% of our assets as of June 30, 2008.

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

The market price of our common stock since trading commenced, on May 1, 2006, to June 30, 2008, has ranged from $2.00 to $15.96 (adjusted for the 1-for-2.6 reverse stock split in December 2007).  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime residential lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2020.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1(1)	Articles of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Form of Articles Supplementary of the Registrant
3.4(5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5(5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2(2)	Specimen Common Stock Certificate
4.3(1)	Form of Rights Certificate
4.4(4)	Junior Subordinated Indenture
10.1(1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2(1)	Form of Rights Agreement between the Registrant and the rights agent
10.9(4)	Form of Purchase Agreement
10.10(4)	Amended and Restated Trust Agreement
10.11	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
21.1(2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R(3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	August 11, 2008
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	August 11, 2008
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	August 11, 2008
John E. Dawson

/s/ Robert J. Aalberts	Director	August 11, 2008
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	August 11, 2008
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	August 11, 2008
Roland M. Sansone