Form 10-Q
period 2009-03-31
Vestin Realty Mortgage II, Inc
filed 2009-05-08
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  [   ]    No   [X]

As of May 4, 2009, there were 13,785,040 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash	$6,664,000	$8,026,000
Cash - restricted	5,000,000	5,000,000
Investment in marketable securities - related party	427,000	496,000
Interest and other receivables, net of allowance of $482,000 at March 31, 2009 and $593,000 at December 31, 2008	1,329,000	1,345,000
Notes receivable, net of allowance of $2,340,000 at March 31, 2009 and $2,340,000 at December 31, 2008	--	--
Real estate held for sale	32,092,000	24,433,000
Investment in real estate loans, net of allowance for loan losses of $51,332,000 at March 31, 2009 and $78,208,000 at December 31, 2008	138,087,000	146,834,000
Due from related parties	255,000	--
Investment in equity affiliate	100,000	100,000
Assets under secured borrowings	10,600,000	10,600,000
Deferred financing costs	2,358,000	2,504,000
Other assets	341,000	144,000

Total assets	$197,253,000	$199,482,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$3,989,000	$2,154,000
Due to related parties	--	522,000
Secured borrowings	9,907,000	9,907,000
Junior subordinated notes payable	56,350,000	56,350,000
Note payable	3,000,000	24,000

Total liabilities	73,246,000	68,957,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost 1,212,323 shares at March 31, 2009 and 1,198,573 at December 31, 2008	(5,734,000)	(5,692,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 13,785,040 outstanding at March 31, 2009 and 14,997,363 shares issued and 13,798,790 outstanding at December 31, 2008	1,000	1,000
Additional paid in capital	278,550,000	278,550,000
Accumulated deficit	(148,034,000)	(141,627,000)
Accumulated other comprehensive loss	(776,000)	(707,000)

Total stockholders' equity	124,007,000	130,525,000

Total liabilities and stockholders' equity	$197,253,000	$199,482,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	3/31/2009	3/31/2008

Revenues
Interest income from investment in real estate loans	$2,135,000	$7,087,000
Other income	13,000	69,000
Total revenues	2,148,000	7,156,000

Operating expenses
Management fees - related party	274,000	274,000
Provision for loan loss	1,274,000	--
Interest expense	1,649,000	1,359,000
Professional fees	2,055,000	193,000
Professional fees - related party	133,000	27,000
Provision for doubtful accounts related to receivable	53,000	--
Other	375,000	250,000
Total operating expenses	5,813,000	2,103,000

Income (loss) from operations	(3,665,000)	5,053,000

Non-operating income (loss)
Dividend income - related party	--	44,000
Interest income from banking institutions	19,000	141,000
Settlement expense	(76,000)	--
Total other non-operating income (loss)	(57,000)	185,000

Loss from real estate held for sale
Revenue related to real estate held for sale	51,000	--
Expenses related to real estate held for sale	(258,000)	(173,000)
Write downs on real estate held for sale	(2,478,000)	(1,792,000)
Total loss from real estate held for sale	(2,685,000)	(1,965,000)

Income (loss) before provision for income taxes	(6,407,000)	3,273,000

Provision for income taxes	--	--

NET INCOME (LOSS)	$(6,407,000)	$3,273,000

Basic and diluted earnings (loss) per weighted average common	$(0.46)	$0.22

Dividends declared per common share	$--	$0.32

Weighted average common shares	13,788,859	14,872,330

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2008	1,198,573	$(5,692,000)	13,798,790	$1,000	$278,550,000	$(141,627,000)	$(707,000)	$130,525,000

Comprehensive Loss:

Net Loss						(6,407,000)		(6,407,000)
Unrealized Loss on Marketable Securities - Related Party							(69,000)	(69,000)

Comprehensive Loss								(6,476,000)

Purchase of Treasury Stock	13,750	(42,000)	(13,750)	--				(42,000)

Stockholders' Equity at March 31, 2009 (Unaudited)	1,212,323	$(5,734,000)	13,785,040	$1,000	$278,550,000	$(148,034,000)	$(776,000)	$124,007,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	3/31/2009	3/31/2008
Cash flows from operating activities:
Net income (loss)	$(6,407,000)	$3,273,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for doubtful accounts related to receivable	53,000	--
Write downs on real estate held for sale	2,478,000	1,792,000
Provision for loan loss	1,274,000	--
Amortized financing costs, included in interest expense	146,000	45,000
Change in operating assets and liabilities:
Interest and other receivables	(37,000)	2,366,000
Due to/from related parties	(777,000)	(168,000)
Other assets	(197,000)	40,000
Accounts payable and accrued liabilities	1,835,000	(1,000)
Net cash provided (used) by operating activities	(1,632,000)	7,347,000

Cash flows from investing activities:
Investments in real estate loans	(15,753,000)	(32,361,000)
Proceeds from loan payoffs	136,000	14,797,000
Sale of investments in real estate loans to:	--
VRM I	--	500,000
Third party	6,214,000	--
Proceeds from sale of real estate held for sale	6,739,000	150,000
Purchase of investments in certificates of deposit	--	(1,000)
Net cash used by investing activities	(2,664,000)	(16,915,000)

Cash flows from financing activities:
Principal payments on notes payable	(24,000)	--
Proceeds from issuance of notes payable	3,000,000	--
Dividends paid to stockholders, net of reinvestments	--	(4,464,000)
Dividends paid to stockholders - related party	--	(137,000)
Purchase of treasury stock at cost	(42,000)	--
Net cash provided (used) by financing activities	2,934,000	(4,601,000)

NET CHANGE IN CASH	(1,362,000)	(14,169,000)

Cash, beginning of period	8,026,000	20,241,000

Cash, end of period	$6,664,000	$6,072,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	3/31/2009	3/31/2008

Supplemental disclosures of cash flows information:
Interest paid	$1,649,000	$1,359,000

Non-cash investing and financing activities:
Dividend payable	$--	$1,577,000
Reinvestment of dividends	$--	$98,000
Impairment on restructured loan re-classed to allowance for loan loss	$799,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$16,877,000	$--
Loan rewritten with same or similar collateral	$6,981,000	$1,690,000
Write off of interest receivable and related allowance	$163,000	--
Adjustment to note receivable and related allowance	$--	$(184,000)
Prepaid amount applied to accounts payable	$--	$41,000
Unrealized loss on marketable securities - related party	$(69,000)	$(304,000)

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

See review report of Independent Registered Public Accounting Firm.

On June 22, 2007, we completed the issuance of $60.1 million in unsecured trust preferred securities through Vestin II Capital Trust I (“VCT I”), a special purpose business trust.  VCT I, is a Delaware statutory trust.  Our interest in VCT I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that VCT I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”).  See Note – Secured Borrowings for additional information.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Restricted Cash

On November 7, 2008, we entered into an agreement with Taberna Capital Management, LLC (“Taberna”), in its capacity as collateral manager for certain collateral debt obligation vehicles that are the holders of the Junior Subordinated Notes, providing for an amendment of the tangible net worth covenant (the “First Supplemental Indenture”).  As of March 31, 2009, we had restricted cash of $5.0 million in the form of letters of credit upon which Taberna is entitled to draw if we default upon our obligation to pay principal and interest on the Junior Subordinated Notes.  The letters of credit may not be subordinated to any of our Senior Debt.  On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant in the First Supplemental Indenture.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10 million, in April 2009.  The transaction will reduce our obligation on the Junior Subordinated Notes to approximately $36.3 million, which we expect will facilitate future compliance with financial covenants.  This transaction will result in a net gain of approximately $9 million, net of transaction costs.  In addition, we are to pay additional interest equal to $250,000 per year, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.  The replacement securities were acquired with funds consisting of $5 million from our operating and financing funds and $5 million from the letters of credit.  For additional information regarding the First Supplemental Indenture see Note I – Junior Subordinated Notes.

See review report of Independent Registered Public Accounting Firm.

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is recognized on impaired loans on the cash basis method.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) in accordance with FAS 15 Accounting by Debtor and Creditors for Troubled Debt Restructurings and FAS 114 Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

See review report of Independent Registered Public Accounting Firm.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We and our manager generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with Statement of Financial Accounting Standards (“FAS”) 144 – Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary;

•	An active program to locate a buyer and other actions required to complete a sale have been initiated;

•	The sale of the property is probable;

•	The property is being actively marketed for sale at a reasonable price; and

See review report of Independent Registered Public Accounting Firm.

•	Withdrawal or significant modification of the sale is not likely.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market price as of March 31, 2009.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

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

See review report of Independent Registered Public Accounting Firm.

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

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the three months ended March 31, 2009.  Therefore, the adoption of FAS 159 had no impact on our consolidated financial statements.

On January 1, 2008, we also adopted FAS No. 157, Fair Value Measurements (“FAS 157”), as required for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of FAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not expect the adoption of FAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our consolidated financial statements.

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

See review report of Independent Registered Public Accounting Firm.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, which utilize the Company’s estimates and assumptions.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share, by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2009 and 2008.  The following is a computation of the EPS data for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008

Net income (loss) to common stockholders	$(6,407,000)	$3,273,000

Weighted average number of common shares outstanding during the period	13,788,859	14,872,330

Basic and diluted earnings (loss) per weighted average common share	$(0.46)	$0.22

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our annual taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated.

Treasury Stock

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of March 31, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.  As of December 31, 2008, we had a total of 1,198,573 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

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

Income Taxes

We are organized and conduct our operations to qualify as a real estate investment trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our taxable income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the three months ended March 31, 2009 and 2008, was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of March 31, 2009 and December 31, 2008, we had approximately $10.3 million and $11.4 million, respectively, in excess of the federally insured limits.

As of March 31, 2009, 44%, 18%, 13% and 9% of our loans were in Nevada, Arizona, California and Hawaii, respectively, compared to 40%, 27%, 11% and 8%, at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 18% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon and Hawaii, with first lien positions, interest rates between 12% and 14%, with an aggregate outstanding balance of approximately $33.3 million.  As of March 31, 2009, our three largest loans were considered non-performing, see Note D – Investments in Real Estate Loans.  At December 31, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 15% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon and Hawaii, with first lien positions, interest rates between 12% and 14%, with an aggregate outstanding balance of approximately $33.3 million.  As of December 31, 2008, our three largest loans were considered non-performing.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy continues to weaken and credit continues to become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

See review report of Independent Registered Public Accounting Firm.

Common Guarantors

As of March 31, 2009, three loans totaling approximately $18.3 million, representing approximately 9.7% of our portfolio’s total value, had a common guarantor.  All three loans were considered non-performing as of March 31, 2009.  As of December 31, 2008, we had five loans totaling approximately $23.7 million, representing approximately 10.5% of our portfolio’s total value, with the same guarantor.  All five loans were considered non-performing as of December 31, 2008.

As of March 31, 2009, four loans totaling approximately $19.8 million, representing approximately 10.5% of our portfolio’s total value, had a common guarantor.  All four loans were considered performing as of March 31, 2009.  As of December 31, 2008, we had three loans totaling approximately $17.9 million, representing approximately 7.9% of our portfolio’s total value, with the same common guarantor.  All three loans were considered performing as of December 31, 2008.

As of March 31, 2009, six loans totaling approximately $23.9 million, representing approximately 13.0% of our portfolio’s total value, had a common guarantor; of these six loans, three loans were related to our secured borrowings of approximately $10.6 million, including approximately $0.7 million in interest reserves.  These loans were considered performing as of March 31, 2009.  As of December 31, 2008, we had six loans totaling approximately $23.6 million, representing approximately 10.5% of our portfolio’s total value, with the same common guarantor; of these six loans, three loans were related to our secured borrowings of approximately $10.6 million, including approximately $0.7 million in interest reserves.  One of the six loans, totaling approximately $7.2 million, was considered non-performing as of December 31, 2008.  During the three months ended March 31, 2009, these loans were modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly, ranging from 3.0% to 4.25%, beginning January 25, 2009, and accrue in amounts ranging from of 3.75% to 5.0% payable at the maturity of the loan for five of the six loans.  The remaining loan’s interest payments are payable quarterly at 3.0% beginning March 25, 2009, and accrued at 5.0% payable at the maturity of the loan.  Deferred interest on these loans will be recorded as interest income as cash is collected.

For additional information regarding the above non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2009, we had approximately $47.5 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $53.2 million.  These loans had interest reserves of approximately $4.9 million, of which our portion was approximately $4.2 million.  As of March 31, 2009, two of our loans, totaling approximately $18.8 million, which had interest reserves, were considered non-performing.  These loans’ interest reserves, totaling approximately $3.8 million, of which our portion was $3.2 million, have been suspended as of March 31, 2009, and we no longer draw monthly interest income from them.  At December 31, 2008, we had approximately $52.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $60.0 million.  These loans had interest reserves of approximately $5.7 million, of which our portion was approximately $4.9 million.  As of December 31, 2008, two of these loans, totaling approximately $18.8 million, which had interest reserves, were considered non-performing.  These loans’ interest reserves, totaling approximately $3.8 million, of which our portion was $3.2 million, were suspended as of December 31, 2008.

See review report of Independent Registered Public Accounting Firm.

During the three month ended March 31, 2009, the following transactions took place regarding our loan portfolio:

•
On January 7, 2009, we sold the Preston Hollow Assisted Living, L.P. loan to an unaffiliated third party for approximately $1.1 million, which approximated our book value of the loan, net of allowances.  No gain or loss was recognized.

•	On February 11, 2009, we sold the Trinity Theo, LLC loan to an unaffiliated third party for approximately $1.6 million. The sale resulted in no gain or loss.

•	On March 13, 2009, we refinanced the Rancho Santalina, LLC loan with the same collateral totaling approximately $7.0 million.

•
On March 23, 2008, we, VRM I and Fund III, sold the Peoria 180, LLC loan to an unaffiliated third party for $3.0 million, of which our portion was approximately $2.5 million, which approximated our book value of the loan, net of allowances.  The sale resulted in no gain or loss.

As of March 31, 2009, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of March 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	--	$--	--%	--%	--%
Commercial	20	106,384,000	13.04%	56.16%	68.63%
Construction	6	26,056,000	8.97%	13.76%	91.31%
Land	8	56,979,000	11.52%	30.08%	74.58%
Total	34	$189,419,000	12.02%	100.00%	74.14%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	1	$13,000,000	13.00%	5.78%	92.00%
Commercial	20	107,456,000	12.64%	47.75%	81.09%
Construction	7	27,612,000	10.55%	12.27%	103.26%
Land	11	76,974,000	11.87%	34.20%	78.59%
Total	39	$225,042,000	12.14%	100.00%	84.01%

*	Please see Balance Sheet Reconciliation below.

See review report of Independent Registered Public Accounting Firm.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2009 and December 31, 2008, was 12.59% and 12.42%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	March 31, 2009 Balance*	Portfolio Percentage	Number of Loans	December 31, 2008 Balance*	Portfolio Percentage

First deeds of trust	25	$150,672,000	79.54%	31	$188,219,000	83.64%
Second deeds of trust	9	38,747,000	20.46%	8	36,823,000	16.36%
Total	34	$189,419,000	100.00%	39	$225,042,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2009:

Non-performing and past due loans (a)	$107,244,000
April 2009 – June 2009	--
July 2009 – September 2009	6,980,000
October 2009 – December 2009	15,597,000
January 2010 – March 2010	7,431,000
April 2010 – June 2010	22,575,000
July 2010 – September 2010	--
October 2010 – December 2010	14,486,000
January 2011 – March 2011	15,106,000
Thereafter	--

Total	$189,419,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2009.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2009 and December 31, 2008:

	March 31, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$33,471,000	17.67%	$59,628,000	26.50%
California	24,748,000	13.07%	24,298,000	10.80%
Hawaii	17,291,000	9.13%	17,291,000	7.68%
Nevada	83,502,000	44.08%	89,917,000	39.95%
Oklahoma	2,155,000	1.14%	2,155,000	0.96%
Oregon	16,048,000	8.47%	16,048,000	7.13%
Texas	12,204,000	6.44%	13,904,000	6.18%
Washington	--	--%	1,801,000	0.80%
Total	$189,419,000	100.00%	$225,042,000	100.00%

See review report of Independent Registered Public Accounting Firm.

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$189,419,000	$225,042,000
Less:
Allowance for loan losses (b)	(51,332,000)	(78,208,000)
Balance per consolidated balance sheet	$138,087,000	$146,834,000

(a)
As of December 31, 2008, the 2503 Panorama, LLC loan and the VBP Partners, LLC loan included an impairment reserve, applied to the loan balance, of approximately $0.3 million and $0.5 million, respectively.  During March 2009, the impairment reserve for these two loans was reclassified to their existing allowance for loan losses.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2009, we had 15 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $63.7 million, net of allowance for loan losses of approximately $43.4 million, which does not include the allowances of approximately $7.9 million relating to performing loans as of March 31, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At March 31, 2009, the following loans were non-performing:

•
RightStar, Inc. (Part I & Part II), are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II).  As of March 31, 2009, this loan has been considered non-performing for the last 60 months.  The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $14.4 million, of which our portion is approximately $9.8 million.  See Note O – Legal Matters Involving The Company for further information.

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $2.2 million.  As of March 31, 2009, this loan has been considered non-performing for the last 31 months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of our foreclosure of a Deed of Trust and sale of other collateral located in Kansas City, Missouri securing the non-performing loan.  We filed a Petition to set aside the sale of the Missouri collateral, which the court dismissed and was affirmed on appeal.  We are vigorously contesting Monterrey’s position in Oklahoma; however, we cannot determine at this time the outcome of these legal proceedings.  As of March 31, 2009, based on our manager’s evaluation, our manager has provided a specific allowance for the full amount of the loan totaling approximately $4.4 million, of which our portion is approximately $2.2 million.

See review report of Independent Registered Public Accounting Firm.

•
3900, LLC, is a second position loan that provided bridge financing for an approximate 7.66 acre neighborhood retail center, located in Tempe, Arizona.  The loan is secured by a second position lien, junior to a first position lien in the amount of $6.0 million.  In addition, the loan is guaranteed by principals of the borrower.  The outstanding balance of the loan is approximately $3.3 million.  On April 5, 2008, this loan was considered to be in default due to the default of the Redwood Place, LLC loan, as a result of cross-default provisions.  Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  On October 17, 2008, the borrower filed for bankruptcy protection.  A settlement agreement was negotiated with the borrower and guarantors; however, they are currently in default under the settlement agreement.  We intend to proceed against them; however, it cannot be determined at this time how much, if any, will be collected.  As of March 31, 2009, this loan has been considered non-performing for the last 11 months, and based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance for the full amount of the loan totaling approximately $3.3 million.

•
WCP Warm Springs Holdings 1, LLC is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is approximately $5.1 million.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  On October 29, 2008, the borrower filed for bankruptcy protection.  Our manager was successful in lifting the automatic stay, and has commenced both foreclosure proceedings and litigation to enforce the personal guarantees.  On May 7, 2009, we, VRM I and Fund III foreclosed on this property and classified it as real estate held for sale.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.1 million, of which our portion is approximately $2.5 million.

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $7.7 million.  The borrowers defaulted and the loan became non-performing.  On October 16, 2008, we, VRM I and Fund III entered into a forbearance agreement to postpone the foreclosure date on the property.  The guarantor paid $250,000 for cost and interest due related to the loan.  As of April 30, 2009, the borrower paid an additional $100,000 in cost and interest due, of which our portion was $61,000.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

•
South Bay Villas, LLC is a construction loan to provide financing for a 48 unit condominium building which is part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $5.8 million.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  A settlement agreement has been negotiated with the borrower, wherein they will be responsible for the completion of the property at the borrower’s expense, with the lenders to receive 100% of the net sales proceeds from the sale of condominiums units until the loan has been repaid in full.  As of March 31, 2009, based on our manager’s evaluation of completion costs for the project and an updated appraisal, our manager has provided a specific allowance of approximately $1.2 million, of which our portion is approximately $1.2 million.

See review report of Independent Registered Public Accounting Firm.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is $46,000.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection and has filed a motion to enjoin us from proceeding to foreclose.  This motion was denied.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are opposing the motion and we are confident that we will prevail in our position.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $11.6 million.  As of March 31, 2009, this loan has been considered non-performing for the last nine months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection.  On January 6, 2009 the borrower filed for bankruptcy protection and on February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal obtained in May 2009, our manager has provided a specific allowance of approximately $9.0 million, of which our portion is approximately $6.5 million.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $16.0 million.  As of March 31, 2009, this loan has been considered non-performing for the last eight months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation, an updated appraisal and current sales price, our manager has provided a specific allowance totaling approximately $10.3 million, of which our portion is approximately $8.4 million.

•
WHM Copper Mountain Investments, LLC is a land loan to provide financing for various parcels of land within Copper Mountain Ranch Master Planned Community totaling approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is $22.3 million, of which our portion is approximately $15.6 million.  As of March 31, 2009, this loan has been considered non-performing for the last six months.  On October 31, 2008, the borrower filed for bankruptcy protection.  Our manager has commenced legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.9 million, of which our portion is approximately $4.1 million.

See review report of Independent Registered Public Accounting Firm.

•
Meadowlark Assisted Living Community, LLC is a commercial loan to provide financing for a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land, located in the Yreka, CA.  The loan is secured by a second lien on the property, with a preexisting first lien of approximately $3.5 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $3.8 million, of which our portion is approximately $2.2 million.  As of March 31, 2009, this loan has been considered non-performing for the last six months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and foreclosure of the first lien position, our manager has provided a specific allowance for the full amount of the loan totaling approximately $3.8 million, of which our portion is approximately $2.2 million.

•
Essex Real Estate Partners, LLC is a commercial loan on five parcels in the Inspirada Town Center Project located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.0 million.  As of March 31, 2009, this loan has been considered non-performing for the last three months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

•
Spectrum Town Center Property, LLC is a commercial loan to provide bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ.  The loan is secured by a second lien on the property, with a pre-existing first lien of $20.0 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $14.0 million, of which our portion is approximately $12.6 million.  As of March 31, 2009, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

•
2503 Panorama, LLC is a commercial loan for a 5,700 square foot penthouse located on the 25th floor of the Panorama Towers I, located in Las Vegas, NV.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is approximately $6.2 million, of which our portion is approximately $4.7 million.  As of March 31, 2009, this loan has been non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  During March 2009, the impairment reserve for this loan, totaling approximately $0.4 million, of which our portion was approximately $0.3 million, was reclassified to its existing allowance for loan losses.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $4.4 million, of which our portion is approximately $3.3 million.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of March 31, 2009:

Loan Name	Balance at March 31, 2009	Allowance for Loan Loss *	Net Balance at March 31, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$17,291,000	$(9,757,000)	$7,534,000	3/31/2004	60	45% of Part I 65% of Part II
Monterrey Associates, L.P.	2,155,000	(2,155,000)	--	9/1/2006	31	49%
3900 LLC	3,276,000	(3,276,000)	--	6/10/2008	11	100%
WCP Warm Springs Holdings 1, LLC	5,114,000	(2,457,000)	2,657,000	5/10/2008	10	60%
Babuski, LLC	7,707,000	--	7,707,000	6/17/2008	10	81%
South Bay Villas, LLC	5,800,000	(1,188,000)	4,612,000	5/6/2008	10	97%
Barger Road Cottages, LLC	46,000	--	46,000	12/5/2008	10	1%
Lohrey Investments, LLC	11,600,000	(6,497,000)	5,103,000	10/29/2008	9	73%
Cascadia Canyon, LLC	16,002,000	(8,434,000)	7,568,000	2/12/2009	8	82%
WHM Copper Mountain Investments, LLC	15,555,000	(4,093,000)	11,462,000	12/11/2009	6	83%
Meadowlark Assisted Living Community, LLC	2,217,000	(2,217,000)	--	8/7/2009	6	59%
Essex Real Estate Partners, LLC	3,000,000	--	3,000,000	3/1/2008	3	100%
Spectrum Town Center Property, LLC	12,600,000	--	12,600,000	4/30/2009	1	90%
2503 Panorama, LLC	4,740,000	(3,343,000)	1,397,000	2/2/2010	1	76%
	$107,103,000	$(43,417,000)	$63,686,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2009, we have provided specific reserves, related to 11 non-performing loans and 7 performing loans, of approximately $51.3 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2009.  Following the table is a discussion of the status of each identified loan and the reasons for the recording of additional reserves during the three months ended March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

Description	Balance at December 31, 2008	Specific Reserve Allocation	Sales & Transfers to REO	Balance at March 31, 2009
RightStar, Inc. (Part I & Part II)	$9,757,000	$--	$--	$9,757,000
Monterrey Associates, L.P.	2,155,000	--	--	2,155,000
Peoria 180, LLC	12,337,000	--	(12,337,000)	--
Terravita, LLC (a)	377,000	--	--	377,000
Redwood Place, LLC (b)	5,284,000	--	(5,284,000)	--
2503 Panorama, LLC	3,051,000	292,000	--	3,343,000
3900, LLC	3,276,000	--	--	3,276,000
VBP, LLC (a)	3,430,000	508,000	--	3,938,000
WCP Warm Springs Holdings 1, LLC	2,457,000	--	--	2,457,000
Bright Haven Builders, LLC (b)	628,000	--	(628,000)	--
Lohrey Investments, LLC	5,223,000	1,274,000	--	6,497,000
South Bay Villas, LLC	1,188,000	--	--	1,188,000
World Capital La Piazza, LLC (b)	6,836,000	--	(6,836,000)	--
Meadowlark Assisted Living Community, LLC	2,217,000	--	--	2,217,000
WHM Copper Mountain Investments, LLC	4,093,000	--	--	4,093,000
Preston Hollow Assisted Living, L.P.	2,501,000	--	(2,501,000)	--
World Capital Durango Alpha (2) (b)	1,364,000	--	(1,364,000)	--
Wolfpack Properties, LLC (a)	1,082,000	--	--	1,082,000
ExecuSuite Properties, LLC (a)	528,000	--	--	528,000
SE Property Investments, LLC (a)	407,000	--	--	407,000
Devonshire, LLC (a)	1,493,000	--	--	1,493,000
Building A, LLC & Building C, LLC (a)	90,000	--	--	90,000
Cascadia Canyon, LLC	8,434,000	--	--	8,434,000
Total	$78,208,000	$2,074,000	$(28,950,000)	$51,332,000

(a)	As of March 31, 2009, these loans were considered performing.

(b)	During the three months ended March 31, 2009, these properties were foreclosed upon and classified as real estate held for sale.

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

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  Vestin and the State are in the process of negotiating a new agreement that would permit the foreclosure to proceed.  Agreements in principle have been reached; however, an agreement has not yet been signed.

See review report of Independent Registered Public Accounting Firm.

During December 2007, we, VRM I, and the statutory trust fund received a settlement totaling $2.8 million, of which approximately $2.0 million was applied against outstanding trust obligations.  Approximately $0.8 million, of which our portion was approximately $0.5 million, was applied towards the allowance for doubtful accounts on this loan and was recorded as a reimbursement of legal fees totaling approximately $0.4 million.

In June 2008, the State of Hawaii allowed us and the other lenders to put in place a new management team that replaced the previous receiver.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $1.0 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of March 31, 2009, our specific reserve allowance on the RightStar loans totaled approximately $9.8 million.

Monterrey Associates, L.P. – As of March 31, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $4.4 million, of which our portion was approximately $2.2 million.  This specific reserve allowance was based on our manager’s evaluation and an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.7 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of March 31, 2009.  Our manager will continue to evaluate our position in the loan.

2503 Panorama, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $4.4 million, of which our portion is approximately $3.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during February 2009.  During March 2009, we reclassified an impairment reserve of approximately $0.3 million to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

3900, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, related to a non-performing loan on a 7.66 acre neighborhood retail center, located in Tempe, AZ, of approximately $3.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

VBP Partners, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan for the development of 4.14 acres of land located in Las Vegas, NV, of approximately $4.3 million, of which our portion is approximately $3.9 million.  In addition, during the three months ended March 31, 2009, this loan was modified, effectively changing the status of the loan from non-performing to performing.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  During March 2009, we reclassified an impairment reserve of approximately $0.5 million to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

WCP Warm Springs Holdings 1, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 acres of vacant land located in Las Vegas, NV, of approximately $4.1 million, of which our portion is approximately $2.5 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during September 2008.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $9.0 million, of which our portion is approximately $6.5 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during May 2009.  Our manager will continue to evaluate our position in the loan.

South Bay Villas, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on a 48 unit condominium building part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV, of approximately $1.2 million, of which our portion is approximately $1.2 million.  This specific reserve allowance was based on completion costs of the property evaluated by our manager during October 2008 and updated appraisal, obtained by our manager during October 2008.  Our manager will continue to evaluate our position in the loan.

Meadowlark Assisted Living Community, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, which is a second lien position on a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land located in Yreka, CA, of approximately $3.8 million, of which our portion is approximately $2.2 million.  This specific reserve allowance was based on our manager’s evaluation, which included the foreclosure of the property by the first lien holder.  Our manager will continue to evaluate our position in the loan.

WHM Copper Mountain Investments, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ, of approximately $4.9 million, of which our portion is approximately $4.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Casciadia Canyon, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to an non-performing loan on 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR, of approximately $10.3 million, of which our portion is approximately $8.4 million.  This specific reserve allowance was based on the current sales price of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

Wolfpack Properties, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on a 22,000 SqFt Class A Office Building "B" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.2 million, of which our portion is approximately $1.1 million.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

ExecuSuite Properties, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "D" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.6 million, of which our portion is approximately $0.5 million.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "E" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.4 million, of which our portion is approximately $0.4 million.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Devonshire, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "F" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.6 million, of which our portion is approximately $1.5 million.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Building A, LLC & Building C, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a second lien position performing loan on 3.18 acres of land lying within the Village Business Park and a 45,622 SqFt Office Building "C" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of $106,000, of which our portion is $90,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 3.0%, beginning January 25, 2009, and accrued at 5.0% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

As of March 31, 2009, our manager had granted extensions on 16 loans, totaling approximately $121.4 million, of which our portion was approximately $85.9 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, 7 of the 16 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at March 31, 2009, of approximately $70.9 million, of which our portion is approximately $53.1 million.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

See review report of Independent Registered Public Accounting Firm.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$23,353,000	$-	$23,353,000
Non-performing loans – related allowance	83,750,000	(43,417,000)	40,333,000
Subtotal nonperforming loans	107,103,000	(43,417,000)	63,686,000

Performing loans – no related allowance	56,184,000	-	56,184,000
Performing loans – related allowance	26,132,000	(7,915,000)	18,217,000
Subtotal performing loans	82,316,000	(7,915,000)	74,401,000

Total	$189,419,000	$(51,332,000)	$138,087,000

*	Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$9,230,000	$--	$9,230,000
Non-performing loans – related allowance	135,631,000	(71,180,000)	64,451,000
Subtotal nonperforming loans	144,861,000	(71,180,000)	73,681,000

Performing loans – no related allowance	57,666,000	--	57,666,000
Performing loans – related allowance	22,515,000	(7,028,000)	15,487,000
Subtotal performing loans	80,181,000	(7,028,000)	73,153,000

Total	$225,042,000	$(78,208,000)	$146,834,000

See review report of Independent Registered Public Accounting Firm.

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2009, we owned 533,675 shares of VRM I’s common stock, representing approximately 8.09% of their total outstanding common stock.

In accordance with FAS 115 and FSP FAS 115-1 and FAS 124-1, we evaluated our investment in VRM I’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $2.25 per share.

As of March 31, 2009, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM I to be other-than-temporarily impaired at March 31, 2009.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2009, we held 15 properties with a total carrying value of approximately $32.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  One of these properties generated net income from rentals or other sources during the three months ended March 31, 2009 totaling $51,000.  Expenses incurred during the three months ended March 31, 2009, related to our real estate held for sale totaled approximately $2.7 million.  These expenses included approximately $2.5 million in write downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2009:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2008	Acquisitions	Write Downs	Net Cash Proceeds on Sales	Balance at March 31, 2009

Marshall's Vista, LTD (1)	8/3/2004	100%	$2,760,000	$--	$--	$--	$2,760,000
Rio Vista Nevada, LLC (2)	12/21/2006	86%	1,945,000	--	--	--	1,945,000
Pirates Lake, LTD (3)	2/5/2008	48%	887,000	--	--	--	887,000
Brawley CA 122, LLC (4)	5/1/2008	33%	308,000	--	(123,000)	--	185,000
V & M Homes at the Palms, Inc. (5)	7/15/2008	39%	455,000	--	--	--	455,000
The Orleans at Mesquite Estates, LLC (6)	8/8/2008	100%	828,000	--	--	--	828,000
MRPE, LLC (7)	8/11/2008	72%	4,617,000	--	--	--	4,617,000
The Laurels at Mesquite Estates, LLC (8)	8/11/2008	100%	920,000	--	--	--	920,000
Jeffrey's Court, LLC (9)	9/3/2008	61%	2,229,000	--	--	--	2,229,000
Cliff Shadows Properties, LLC (10)	9/8/2008	95%	8,104,000	--	--	(6,739,000)	1,365,000
The Sycamore Glenn at Mesquite Estates, LLC (11)	9/8/2008	100%	1,380,000	--	--	--	1,380,000
Redwood Place, LLC (12)	1/16/2009	76%	--	6,057,000	(1,525,000)	--	4,532,000
Bright Haven Builders, LLC (13)	3/6/2009	82%	--	1,173,000	--	--	1,173,000
World Capital La Piazza, LLC (14)	3/30/2009	100%	--	6,164,000	--	--	6,164,000
World Capital Durango Alpha (15)	3/30/2009	68%	--	3,482,000	(830,000)	--	2,652,000

Total			$24,433,000	$16,876,000	$(2,478,000)	$(6,739,000)	$32,092,000

(1)
Marshall's Vista, LTD – During the three months ended March 31, 2009, a former potential buyer informed us that they were not in a position to close and that they could no longer continue to make extension payments and the sale was cancelled.  The property is currently listed for sale at approximately $3.0 million, which approximates the total book value, plus selling costs, for this property.  No write-down was necessary during the three months ended March 31, 2009.

(2)
Rio Vista Nevada, LLC – During December 2006, we, VRM I and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the three months ended March 31, 2009, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during February 2009, no write-down was necessary during the three months ended March 31, 2009.

(3)
Pirates Lake, LTD – During February 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  During the three months ended March 31, 2009, our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in October 2008 and the current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at $1.8 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and Fund III.

(4)
Brawley CA 122, LLC – During May 2008, we, VRM I, and Fund III acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on the current sales price, the property was written down approximately $0.3 million, of which our portion was approximately $0.1 million during the three months ended March 31, 2009.  The property is currently under contract for sale at $600,000, with an estimated closing date of June 12, 2009.

See review report of Independent Registered Public Accounting Firm.

(5)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM I, and Fund III acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in February 2009, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at $1.5 million.

(6)
The Orleans at Mesquite Estates, LLC – During August 2008, we acquired through foreclosure proceedings 21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, updated appraisal obtained in January 2009, and current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at approximately $0.9 million, which approximates the total book value, plus selling costs, for this property.

(7)
MRPE, LLC – During August 2008, we, VRM I, and Fund III acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at approximately $7.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and Fund III.

(8)
The Laurels at Mesquite Estates, LLC – During August 2008, we acquired through foreclosure proceedings 26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, updated appraisal obtained in August 2008, and current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.

(9)
Jeffrey's Court, LLC – During September 2008, we, VRM I, and Fund III acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, no write-down was necessary during the three months ended March 31, 2009.

(10)
Cliff Shadows Properties, LLC – During September 2008, we, VRM I, and Fund III acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in September 2008 and the current purchase agreement, no write-down was necessary during the three months ended March 31, 2009.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be approximately $9.1 million.  On March 6, 2009, we, VRM I, and Fund III completed the sale of 98 units, with the remaining units pending final escrow.

(11)
The Sycamore Glenn at Mesquite Estates, LLC – During September 2008, we acquired through foreclosure proceedings 32.3 gross acres of Mesquite Estates Planned Unit Development with 180 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at approximately $1.5 million, which approximates the total book value, plus selling costs, for this property.

(12)
Redwood Place, LLC – On January 16, 2009, we, VRM I, and Fund III, acquired through foreclosure proceedings a 186-unit apartment complex located in Phoenix, Arizona.  During the three months ended March 31, 2009, this property generated net income of $51,000.  Our manager has evaluated the carrying value of the property and based on the current purchase agreement, the property was written down approximately $2.0 million, of which our portion was approximately $1.5 million during the three months ended March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

(13)
Bright Haven Builders, LLC – On March 6, 2009, we and, VRM I, acquired through foreclosure proceedings 10 single family residents (on lots 74 and 169-177), in various stages of completion, located within Cherry Meadows Subdivision located in Yelm, WA.  During April 2009, our manager received a sales agreement to purchase one of the single family homes for $235,000.  The remaining homes are currently listed for sale.  Our manager has evaluated the carrying value of the property and based on its estimate, no write-down was necessary during the three months ended March 31, 2009.

(14)
World Capital La Piazza, LLC – On March 30, 2009, we acquired through foreclosure proceedings 8.44 net acres of land located in Henderson, NV.  The property is currently under contract to sell for approximately $6.1 million, with carry back financing to be provided in the amount of $3.1 million.  Our manager has evaluated the carrying value of the property and based on its estimate, no write-down was necessary during the three months ended March 31, 2009.

(15)
World Capital Durango Alpha – On March 30, 2009, we, VRM I, and Fund III acquired through foreclosure proceedings 9.27 acres of land located in Las Vegas, NV.  The property is currently under contract to sell for approximately $4.3 million.  Our manager has evaluated the carrying value of the property and based on its estimate, the property was written down approximately $1.2 million, of which our portion was approximately $0.8 million during the three months ended March 31, 2009.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2009 and 2008, were approximately $274,000, for each period.

As of March 31, 2009, and 2008, our manager owned 92,699 of our common shares.  For the three months ended March 31, 2009, we did not declare or pay any dividends.  For the three months ended March 31, 2008, we declared $29,000 in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

On March 6, 2009, we, VRM I, and Fund III completed the sale of 98 of the 106 Cliff Shadows Properties, LLC units, to an unrelated third party, with the remaining units pending final escrow.  In accordance with our management agreement, we, VRM I and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I and Fund III.

As of March 31, 2009, we had receivables from our manager of $47,000.  As of December 31, 2008, we owed our manager $623,000, primarily related to loan extension fees.

Transactions with Other Related Parties

As of March 31, 2009 and March 31, 2008, we owned 533,675 common shares of VRM I, representing approximately 8.09% and 7.76%, respectively, of their total outstanding common stock.  For the three months ended March 31, 2009 and 2008 we recognized $0 and $44,000, respectively, in dividend income from VRM I based on the number of shares we held on the dividend record dates.

See review report of Independent Registered Public Accounting Firm.

As of March 31, 2009 and March 31, 2008, VRM I owned 225,134 of our common shares, representing approximately 1.63% and 1.51%, respectively, of our total outstanding common stock.  For the three months ended March 31, 2009 and 2008, we declared $0 and $72,000, respectively, in dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.

During the three months ended March 31, 2008, we sold approximately $0.5 million in real estate loans to VRM I.  No gain or loss resulted from these transactions.  There were no similar transactions during the three months ended March 31, 2009.

As of March 31, 2009, we had receivables from VRM I of $197,000.  As of December 31, 2008, we had receivables from VRM I of $92,000

As of March 31, 2009 and March 31, 2008, Fund III owned 114,117 of our common shares, representing approximately 0.83% and 0.77%, respectively, of our total outstanding common stock.  For the three months ended March 31, 2009 and 2008, we declared $0 and $36,000, respectively, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.

As of March 31, 2009, we had receivables from Fund III of $11,000.  As of December 31, 2008, we had receivables from Fund III of $9,000.

During the three months ended March 31, 2009 and 2008, we incurred $133,000 and $27,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which Tthe Secretary of Vestin Group has an equity ownership interest in the law firm.

On March 23, 2009, our board of directors authorized us to enter into a consulting agreement with the former COO of the Manager to assist us in the repurchase of the Junior Subordinated Notes.  The consulting fees paid will be up to three and half percent of the discounted amount of the repurchase.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date.  As of March 31, 2009, we have received $104,000 in principal payments.  Payments will be recognized as income when received.  The balance of $336,000 was fully reserved as of March 31, 2009.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of approximately $0.8 million.  In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $1.4 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance is due.  As of March 31, 2009, we have received $616,000 in principal payments.  Payments will be recognized as income when received.  The balance of $745,000 was fully reserved as of March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

During 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of March 31, 2009, we had received $2,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $1.3 million was fully reserved as of March 31, 2009.

NOTE I — JUNIOR SUBORDINATED NOTES

On June 22, 2007, we completed the issuance of $60.1 million in unsecured trust preferred securities through the special purpose business trust, VCT I to Merrill Lynch International, Bear Stearns & Co. Inc. and Taberna Funding LLC.  These securities have a fixed interest rate equal to 8.75% through July 2012, and thereafter are subject to a variable rate equal to LIBOR plus 3.5% per annum, resetting quarterly.  The securities mature on July 30, 2020 and may be called at par by us at any time.  We incurred approximately $2.3 million in financing costs relating to the notes.  These costs are being amortized to interest expense over the term of the notes.  We are obligated to pay the trust preferred securities with respect to distributions and amounts payable upon liquidation, redemption or repayment.

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

The Junior Subordinated Notes require quarterly interest distributions beginning July 30, 2007.  For the three months ended March 31, 2009 and 2008, interest expense on the Junior Subordinated Notes totaled approximately $1.2 million and $1.3 million, respectively.  As of March 31, 2009, the principal balance outstanding was approximately $56.4 million, net of notes repurchased by us.

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

On November 7, 2008, we entered into an agreement (the “First Supplemental Indenture”) with Taberna Capital Management, LLC (“Taberna”), in its capacity as collateral manager for certain collateral debt obligation vehicles that are the holders of the Junior Subordinated Notes, providing for an amendment of the tangible net worth covenant.

The First Supplemental Indenture provides as follows (defined terms refer to the definitions in the indenture):

•
The tangible net worth covenant was changed from not less than $225 million to not less than the lesser of $150 million or 2.5 times the then outstanding principal balance of the Junior Subordinated Notes.

•
The EBITDA covenant was changed from 2.5 times Interest Expense to 1.5 times Interest Expense, provided that, for the quarter ending June 30, 2009, the requirement will be 1.2 times Interest Expense for the four quarter period ending on such date.

•	The restriction on the Company redeeming notes at par prior to July 30, 2012 were removed and no redemption premium will be applied to any redemptions.

•
We were required to post a $5,000,000 letter of credit that can be drawn to pay principal and interest on the Junior Subordinated Notes if an Event of Default has occurred.  The letters of credit may not be subordinated to any of our Senior Debt.  During November 2008, we posted the entire $5,000,000 letter of credit.

See review report of Independent Registered Public Accounting Firm.

•	The notice and cure provisions in the indenture were changed from 30 days or 45 days to 15 days.

•	Taberna was granted expanded rights to examine our books and records.

•	We agreed to reimburse Taberna’s fees related to the First Supplemental Indenture in an amount not to exceed $50,000.

On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10 million, in April 2009.  The transaction will reduce our obligation on the Junior Subordinated Notes to approximately $36.3 million, which we expect will facilitate future compliance with financial covenants.  This transaction will result in a net gain of approximately $9 million, net of transaction costs.  In addition, we are to pay additional interest equal to $250,000 per year, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.  The replacement securities were acquired with funds consisting of $5 million from our operating and financing funds and $5 million from the letters of credit.  In addition, we are required to pay additional interest equal to $250,000 per year on the Junior Subordinated Notes, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of March 31, 2009, and December 31, 2008, we had $10.6 million in funds, including approximately $0.7 million in interest reserves, used under Inter-creditor agreements.

See review report of Independent Registered Public Accounting Firm.

NOTE K — NOTE PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $38,000 and nine monthly payments of $23,000 beginning on May 27, 2008.  As of March 31, 2009, the outstanding balance of the note was paid in full.  In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $45,000 and nine monthly payments of $28,000 beginning on May 27, 2009.

On March 25, 2009, we entered into a promissory note for $3.0 million payable on or before May 8, 2009, with an exit fee of $0.6 million due on or before May 26, 2009.  We subsequently used these funds to purchase a portion of the Junior Subordinated Notes.

NOTE L — FAIR VALUE

As of March 31, 2009, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, secured borrowings and Junior Subordinated Notes payable.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2009, measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

See review report of Independent Registered Public Accounting Firm.

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/2009
Assets
Investment in marketable securities - related party	$427,000	$--	$--	$427,000
Investment in real estate loans	$--	$--	$135,727,000	$135,727,000
Assets under secured borrowings	$--	$--	$10,600,000	$10,600,000

Liabilities
Secured borrowings	$--	$--	$9,907,000	$9,907,000
Junior subordinated notes payable	$--	$--	$28,600,000	$28,600,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to March 31, 2009:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on December 31, 2008	$145,959,000	$10,600,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(2,074,000)	--
Change in impairment on restructured loans	800,000	--
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(30,987,000)	--
Transfer of allowance on real estate loans to real estate held for sale	14,111,000	--
New mortgage loans and mortgage loans bought	22,734,000	--
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(28,169,000)	--
Reduction of allowance for loan loss related to sale of investment in real estate loan	14,838,000	--
Temporary change in estimated fair value based on future cash flows	(1,485,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on March 31, 2009, net of temporary valuation adjustment	$135,727,000	$10,600,000

See review report of Independent Registered Public Accounting Firm.

	Liabilities
	Secured borrowings	Junior subordinated notes payable

Balance on December 31, 2008	$9,907,000	$28,600,000
Temporary change in estimated fair value	--	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on March 31, 2009, net of temporary valuation adjustment	$9,907,000	$28,600,000

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 115-2 and 124-2 will not have an impact on our disclosures upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on our consolidated financial statements upon adoption.

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

See review report of Independent Registered Public Accounting Firm.

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

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary damages, punitive damages, and rescission.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

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

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  Vestin and the State are in the process of negotiating a new agreement that would permit the foreclosure to proceed.  Agreements in principal have been reached; however, an agreement has not yet been signed.

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

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary damages, punitive damages and rescission.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.  We, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs who collectively held approximately 10% of the total shares at issue in the action.  In addition, four individual plaintiffs have voluntarily withdrawn their claims against us, Vestin Mortgage, Inc. and Michael Shustek with prejudice.

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

NOTE Q — SUBSEQUENT EVENTS

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC, a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same persons who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

We are raising funds through the issuance of promissory notes secured by certain of our real estate owned properties.

On May 7, 2009, we, VRM I and Fund III foreclosed on the WCP Warm Spring Holding 1, LLC loan and classified the property as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of March 31, 2009, and the related consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, the consolidated statements of equity and other comprehensive loss for the three-month period ended March 31, 2009, and the consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Realty Mortgage II, Inc. as of December 31, 2008 and the related consolidated statements of operations, equity and other comprehensive income (loss) and cash flows for the year ended December 31, 2008.  We have also audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008, and in our report dated March 26, 2009, we expressed an unqualified opinion on those consolidated financial statements and an unqualified opinion on the effectiveness of internal control over financial reporting. The consolidated financial statements referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
May 7, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2009, we had 15 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $63.7 million, net of allowance for loan losses of approximately $43.4 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $95.8 million or 49% of our total assets as of March 31, 2009, as compared to approximately $98.1 million or 49% of our total assets as of December 31, 2008.  At March 31, 2009, non-performing assets consisted of approximately $32.1 million of real estate held for sale and approximately $63.7 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $51,000, during the three months ended March 31, 2009.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2009, our loan-to-value ratio was 74.3%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2009, we have provided a specific reserve allowance for 11 non-performing loans and 7 performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2009 to the three months ended March 31, 2008.

	For the Three Months Ended March 31,
	2009	2008

Total revenues	$2,148,000	$7,156,000
Total operating expenses	5,813,000	2,103,000
Non-operating income (loss)	(57,000)	185,000
Loss from real estate held for sale	(2,685,000)	(1,965,000)

Income (loss) before provision for income taxes	(6,407,000)	3,273,000

Provision for income taxes	--	--

Net income (loss)	$(6,407,000)	$3,273,000

Basic and diluted earnings per common share	$(0.46)	$0.22
Dividends declared per common share	$--	$0.32
Weighted average common shares	13,788,859	14,872,330
Weighted average term of outstanding loans, including extensions	23 months	19 months

Total Revenues:  For the three months ended March 31, 2009, total revenues were approximately $2.1 million compared to approximately $7.2 million for the same period in 2008, a decrease of approximately $5.1 million or 70% compared to the same period in 2008 due in significant part to the following factor:

•
Interest income from investments in real estate loans was approximately $2.1 million during the three months ended March 31, 2009 compared to approximately $7.1 million during the same period in 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and our ability to collect the interest earned on these loans.  As of March 31, 2009, our investment in real estate loans was approximately $189.4 million.  As of March 31, 2008, our investment in real estate loans was approximately $302.3 million.  The decline in interest income is largely attributable to the increase in non-performing assets, which has reduced the amount of cash available for investment in new loans and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  As of March 31, 2009, approximately $91.5 million of our loans were non-performing compared to approximately $58.2 million as of March 31, 2008.  For additional information on our loan portfolio, see Note D – Investment Real Estate Loans of the Notes to the Consolidated Financial Statements of this Quarterly Report Form 10-Q.

Total Operating Expenses:  For the three months ended March 31, 2009, total operating expenses were approximately $5.8 million compared to approximately $2.1 million during the three months ended March 31, 2008, an increase of approximately $3.7 million or 176%.  Expenses were primarily affected by the following factors:

•
During the three months ended March 31, 2009, we recognized a provision for loan losses totaling approximately $1.3 million, compared to none for the same period in 2007.  See “Specific Loan Allowance” in Note D – Investment Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
We recognized approximately $1.3 million of interest expense during the three months ended March 31, 2009 related to the Junior Subordinated Notes issued, during June 2007, in connection with the trust preferred financing, compared to approximately $1.4 million during the same period in 2008.  During the three months ended March 31, 2009, we recognized approximately $0.4 million of interest expenses related to secured borrowings held during the period compared to none for the same period in 2008.

•
Professional fees increased approximately $1.9 million during three months ended March 31, 2009 compared to the same period in 2008, primarily due to the legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  See Note O – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
During the three months ended March 31, 2009, we recognized approximately $0.4 million in provision for doubtful accounts related to receivables from borrowers for reimbursement of property taxes, accrued interest and other related expenses in connection with our investment in real estate loans.  There were no similar transaction during the three months ended March 31, 2008.

Total Non-Operating Income (Loss):  During the three months ended March 31, 2009 total non-operating loss was $57,000 compared to non-operating income of $185,000 during the three months ended March 31, 2008, a decline of $242,000 or 131%.  This decline is primarily due to the following factors:

•
During the three months ended March 31, 2009, we recognized approximately $19,000 of interest income from banking institutions compared to approximately $141,000 in the same period in 2008.  The decrease is due to the decrease in our average cash balance.

•	During the three months ended March 31, 2009, we recognized $76,000 in expenses related to settlement of certain legal actions.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2009, total losses from real estate held for sale were approximately $2.7 million compared to approximately $2.0 million for the three months ended March 31, 2008, a decrease of approximately $0.2 million or 8% due in significant part to the following factor:

•
We wrote down approximately $2.5 million on three properties held for sale during the three months ended March 31, 2009 compared to approximately $2.5 million on one property held for sale during the three months ended March 31, 2008.  These write downs resulted from declining real estate values which adversely impacted the value of the properties we acquired through foreclosure.  For additional information see Note F – Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  As of March 31, 2009, we held 15 properties held for sale totaling approximately $32.1 million compared to 4 properties held for sale as of March 31, 2008 totaling approximately $32.4 million.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the three months ended March 31, 2009, we did not declared any cash dividends.

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

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the three months ended March 31, 2009:

For the Three Months Ended
March 31, 2009
Net loss, as reported	$(6,407,000)
Add (deduct):
Provision for loan losses	1,274,000
Write down on real estate held for sale	2,478,000
Net tax loss on foreclosure of real estate loans	(15,709,000)
Tax loss on sale of real estate loan	(14,837,000)
Provision for doubtful accounts related to receivable	53,000
Total taxable loss	(33,148,000)
Less : Taxable income attributable to TRS II, Inc.	31,000

Estimated REIT taxable loss (prior to deductions for dividends paid)	$(33,117,000)

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate loans.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.  We may pay our manager an annual management fee of up to 0.25% of our aggregate capital received by Fund II and us from the sale of shares or membership units.

During the three months ended March 31, 2009, net cash flows used by operating activities approximated $1.6 million.  Operating cash flows were adversely impacted by the decrease in interest income related to the decrease in our investments in real estate loans of approximately $4.7 million, during the three months ended March 31, 2009 compared to the same period in 2008.  In addition, we incurred approximately $2.5 million in write-downs on real estate held for sale and approximately $1.3 million in provision for loan losses during the three months ended March 31, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which will affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of real estate held for sale of approximately $13.1 million and cash used for new investments and purchases of real estate loans totaling approximately $15.8 million.  Cash flows from financing activities consisted of a note payable of $3.0 million.  Financing activities also consisted of a purchase of treasury stock totaling $42,000 and principal payments on a note payable of $24,000.

At March 31, 2009, we had approximately $6.7 million in cash, $0.4 million in marketable securities – related party and approximately $199.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term, provided that payment on the Junior Subordinated Notes discussed below is not accelerated.  In addition to the foregoing assets, as of March 31, 2009, we had approximately $5.0 million in restricted cash, in the form of letters of credit upon which Taberna is entitled to draw if we default upon our obligation to pay principal and interest on the Junior Subordinated Notes.  The letters of credit may not be subordinated to any of our Senior Debt.  During April 2009, the $5.0 million in letter of credit was deposited in an escrow account.  Pursuant to an agreement with Taberna, such funds will be used to acquire replacement securities which will be exchanged for a portion of the outstanding trust preferred securities.  For additional information regarding the First Supplemental Indenture see Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $63.7 million and $32.1 million, respectively, as of March 31, 2009, compared to approximately $73.7 million and $24.4 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

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

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of May 1, 2009, approximately 10% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10 million, in April 2009.  The transaction will reduce our obligation on the Junior Subordinated Notes to approximately $36.3 million, which we expect will facilitate future compliance with financial covenants.  This transaction will result in a net gain of approximately $9 million, net of transaction costs.  In addition, we are to pay additional interest equal to $250,000 per year, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.  The replacement securities were acquired with funds consisting of $5 million from our operating and financing funds and $5 million from the letters of credit.  In addition, we are required to pay additional interest equal to $250,000 per year on the Junior Subordinated Notes, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.  If we fail to perform our obligations under the letter agreement or if we are unable to comply with the financial covenants after July 1, 2009, then, absent another waiver from the note holders, the lenders could declare an event of default and could seek to accelerate all amounts due under the Junior Subordinated Notes.  We might not have cash resources sufficient to pay the amounts due in the event of acceleration and we do not have in place any sources of liquidity which would enable us to meet our obligations in the event of an acceleration of the Junior Subordinated Notes.  For additional information regarding the First Supplemental Indenture see Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On March 25, 2009, we borrowed $3.0 million from an unaffiliated party pursuant to an unsecured promissory note which is payable on or before May 8, 2009, with an exit fee of $0.6 million due on or before May 26, 2009.  We intend to use these funds to purchase a portion of the Junior Subordinated Notes referred to above.  Per the terms of the loan, all subsequent proceeds from loan repayments and sales of property will be used to pay down the note.  We are currently anticipating receipt of proceeds from the sale of properties, which will meet our on-going obligations.  No assurance can be made that these sales will be completed.

We are considering various options to enhance the company’s capital resources.  Among other things, we are currently exploring the possibility of raising funds through a private placement of unsecured notes.  At this time, we do not know if any such offering would be successful, or if we will be able to enhance our capital resources through other means.  Additionally, we are raising funds through the issuance of promissory notes secured by certain of our real estate owned properties.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of March 31, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 34 real estate loans, as of March 31, 2009, with a balance of approximately $189.4 million as compared to investments in 39 real estate loans, as of December 31, 2008, with a balance of approximately $225.0 million.

As of March 31, 2009, we had 15 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $63.7 million, net of allowance for loan losses of approximately $43.4 million, which does not include the allowances of approximately $7.9 million relating to the decrease in the property value for performing loans as of March 31, 2009.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2009, we have provided a specific reserve related to 11 non-performing loans and 7 performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

During the three months ended March 31, 2009, we foreclosed upon four properties, totaling approximately $16.9 million, and classified them are real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2009, we held 15 properties with a total carrying value of approximately $32.1 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities, other than the interest in VCT I as discussed in Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2009:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Junior subordinated notes payable (1)	$56,350,000	$--	$--	$--	$56,350,000
Secured borrowings (2)	9,907,000	9,907,000	--	--	--
Notes payable (3)	3,000,000	3,000,000	--	--	--
Total	$69,257,000	$12,907,000	$--	$--	$56,350,000

(1)	See Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

(2)	See Note J – Secured Borrowings of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q

(3)	See Note K – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,548,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$12,738,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,548,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(12,738,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$1,894,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$9,471,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(1,894,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(9,471,000)

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we seek to sell properties acquired through foreclosure as quickly as circumstances permit, subject to current economic conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At March 31, 2009, our aggregate investment in real estate loans was approximately $139.4 million, net of allowance of approximately $51.3 million, with a weighted average effective interest rate of 12.02%.  The weighted average interest rate of 12.02% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2009, was 12.59%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2009, was 23 months.  All of the outstanding real estate loans at March 31, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of March 31, 2009, none of our loans had a prepayment penalty, although 20 of our loans, totaling approximately $92.6 million, had an exit fee.  Out of the 20 loans with an exit fee, 6 loans, totaling approximately $23.1 million, were considered non-performing as of March 31, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of March 31, 2009.

	Interest Earning Assets Aggregated by Maturity at March 31, 2009
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$129,821,000	$44,492,000	$15,106,000	$--	$--	$--	$189,419,000

Weighted Average Interest Rates	12.42%	12.23%	8.00%	--%	--%	--%	12.02%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2009.

At March 31, 2009, we also had approximately $7.1 million invested in cash, cash equivalents, certificates of deposit, and marketable securities – related party (VRM I).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2009.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC, a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same persons who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note N – Legal Matters Involving the Manager and Note O – Legal Matters Involving the Company in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of March 31, 2009, our non-performing assets were approximately $95.8 million, representing approximately 77% of our stockholders’ equity.  Non-performing assets included approximately $63.7 million in non-performing loans, net of allowance for non-performing loan losses of approximately $43.4 million, and approximately $32.1 million of real estate held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of March 31, 2009 and December 31, 2008, we had approximately $51.3 million and $78.2 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 74.14% and 84.01%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of March 31, 2009 and December 31, 2008, was 114.39% and 175.12%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The current recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

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

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Since the summer of 2007, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of March 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and current business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of March 31, 2009, approximately 20.46% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust have increased due to the decrease in loans secured by first deeds of trust through sales and foreclosures.

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

In June 2007, we completed the issuance of $60.1 million of trust preferred securities through a special purpose business trust in order to expand our capacity to invest in real estate loans.  The amount currently due on such notes is approximately $56.4 million.  The Junior Subordinated Notes sold in June 2007 in connection with the trust preferred financing bear interest at a fixed rate of 8.75% through July 2012; thereafter the interest rate is LIBOR plus 3.5%, resetting quarterly.  The First Supplemental Indenture governing the Junior Subordinated Notes sets forth a number of financial covenants.  On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10 million, in April 2009.  The transaction will reduce our obligation on the Junior Subordinated Notes to approximately $36.3 million, which we expect will facilitate future compliance with financial covenants.  This transaction will result in a net gain of approximately $9 million, net of transaction costs.  In addition, we are to pay additional interest equal to $250,000 per year, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.  The replacement securities were acquired with funds consisting of $5 million from our operating and financing funds and $5 million from the letters of credit.  In addition, we are required to pay additional interest equal to $250,000 per year on the Junior Subordinated Notes, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of March 31, 2009, and December 31, 2008, we had $10.6 million in funds, including approximately $0.7 million in interest reserves, used under Inter-creditor Agreements.

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

•
Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business.  See Note O – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.  See Note F – Real Estate Held for Sale in the notes to the consolidated financial statement under Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of March 31, 2009, none of our loans had a prepayment penalty, although 20 of our loans, totaling approximately $92.6 million, had an exit fee.  Out of the 20 loans with an exit fee, 6 loans, totaling approximately $23.1 million, were considered non-performing as of March 31, 2009.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of March 31, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oklahoma, Oregon and Texas, with approximately 44% of our loans in Nevada.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note N – Legal Matters Involving The Manager and Note O – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs have adversely impacted our operating results.  As of March 31, 2009, we have incurred legal expenses of approximately $2.8 million related to such actions.  Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

Our ability to achieve our investment objectives and to pay dividends to our shareholders depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.  Stockholders have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us and Fund II from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio.  Our manager’s duties to our stockholders are generally governed by the terms of the management contract, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of March 31, 2009, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oklahoma, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President) and Daniel B. Stubbs (Senior Vice President, Underwriting).  Both Mr. Shustek and Mr. Stubbs have extensive experience in our line of business, extensive market contacts and familiarity with our company.  We also rely upon Rocio Revollo who is our Chief Financial Officer and who has extensive familiarity with the company and our accounting systems.  Ms. Revollo’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions, LLC.  If Mr. Shustek or Mr. Stubbs were to cease their employment with our manager, or if Ms. Revollo’s services were no longer available through Stratgix Solutions, they might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Strategix Solutions has the right to terminate its agreement with our manager on 90 days notice.  Ms. Revollo does not have an employment agreement with Strategix Solutions.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We paid our manager a management fee of approximately $0.3 million for the three months ended March 31, 2009.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.7 million and $0.2 million, respectively, in fees directly from borrowers for the three months ended March 31, 2009.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin.  Our assets represented approximately 78% of the assets managed by Vestin Mortgage as of March 31, 2009.

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

We intend to avoid the 100% prohibited transactions tax on property foreclosed upon by Fund II prior to the REIT conversion by holding and selling such properties through one or more wholly-owned taxable REIT subsidiaries.  However, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries and a taxable REIT subsidiary generally cannot operate a lodging or health care facility.

As of March 31, 2009, we held 15 properties with a total carrying value of approximately $32.1 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principals (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 17% of our assets as of March 31, 2009.

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

The market price of our common stock since trading commenced on May 1, 2006, to March 31, 2009, has ranged from $1.54 to $15.96 (adjusted for the 1-for-2.6 reverse stock split in December 2007).  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2020.

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

Our charter and bylaws and Maryland corporate law contain a number of provisions (as further described in exhibit 3.2 Bylaws of the Registrant under the Exhibit Index included in Part II, Item 6 of this Quarterly Report Form 10-Q) that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of March 31, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of March 31, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

The following is a summary of our stock purchases during the three months ended March 31, 2009, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 - January 31, 2009	13,750	$3.05	--	$4,308,000
February 1 - February 28, 2009	--	--	--	4,308,000
March 1 - March 31, 2009	--	--	--	4,308,000

Total	13,750	$3.05	--	$4,308,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.9 (4)	Form of Purchase Agreement
10.10 (4)	Amended and Restated Trust Agreement
10.11 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.12	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121).
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121).
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	May 7, 2009
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer and Director	May 7, 2009
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	May 7, 2009
John E. Dawson

/s/ Robert J. Aalberts	Director	May 7, 2009
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	May 7, 2009
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	May 7, 2009
Roland M. Sansone