Form 10-Q
period 2009-06-30
Vestin Realty Mortgage II, Inc
filed 2009-08-14
CIK 1327603

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]    No   [   ]

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

Yes  [   ]    No   [X]

As of August 14, 2009, there were 13,785,040 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash	$5,667,000	$8,026,000
Cash – restricted	--	5,000,000
Investment in marketable securities - related party	502,000	496,000
Interest and other receivables, net of allowance of $410,000 at June 30, 2009 and $593,000 at December 31, 2008	1,417,000	1,345,000
Notes receivable, net of allowance of $2,249,000 at June 30, 2009 and $2,340,000 at December 31, 2008	--	--
Real estate held for sale	19,607,000	24,433,000
Investment in real estate loans, net of allowance for loan losses of $62,050,000 at June 30, 2009 and $78,208,000 at December 31, 2008	119,714,000	146,834,000
Due from related parties	847,000	--
Investment in equity affiliate	60,000	100,000
Assets under secured borrowings	10,600,000	10,600,000
Deferred financing costs	2,548,000	2,504,000
Other assets	282,000	144,000

Total assets	$161,244,000	$199,482,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$4,246,000	$2,154,000
Due to related parties	--	522,000
Secured borrowings	9,907,000	9,907,000
Junior subordinated notes payable	36,310,000	56,350,000
Notes payable	1,219,000	24,000

Total liabilities	51,682,000	68,957,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost 1,212,323 shares at June 30, 2009 and 1,198,573 at December 31, 2008	(5,734,000)	(5,692,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 13,785,040 outstanding at June 30, 2009 and 14,997,363 shares issued and 13,798,790 outstanding at December 31, 2008	1,000	1,000
Additional paid in capital	278,550,000	278,550,000
Accumulated deficit	(162,554,000)	(141,627,000)
Accumulated other comprehensive loss	(701,000)	(707,000)

Total stockholders' equity	109,562,000	130,525,000

Total liabilities and stockholders' equity	$161,244,000	$199,482,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Revenues
Interest income from investment in real estate loans	$2,166,000	$5,392,000	$4,301,000	$12,479,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	110,000	--	110,000	--
Other income	100,000	524,000	113,000	593,000
Total revenues	2,376,000	5,916,000	4,524,000	13,072,000

Operating expenses
Management fees - related party	275,000	275,000	549,000	549,000
Provision for loan loss	15,330,000	22,287,000	16,604,000	22,287,000
Interest expense	1,427,000	1,569,000	3,076,000	2,928,000
Professional fees	1,217,000	405,000	3,273,000	595,000
Professional fees - related party	123,000	33,000	256,000	63,000
Loan fees	947,000	--	947,000	--
Other	199,000	298,000	626,000	548,000
Total operating expenses	19,518,000	24,867,000	25,331,000	26,970,000

Loss from operations	(17,142,000)	(18,951,000)	(20,807,000)	(13,898,000)

Non-operating income
Gain on purchase of debt	9,683,000	1,556,000	9,683,000	1,556,000
Dividend income - related party	--	43,000	--	86,000
Interest income from banking institutions	3,000	40,000	22,000	182,000
Settlement expense	--	--	(76,000)	--
Total other non-operating income	9,686,000	1,639,000	9,629,000	1,824,000

Loss from real estate held for sale
Revenue related to real estate held for sale	4,000	--	55,000	--
Net loss on sale of real estate held for sale	(228,000)	--	(228,000)	--
Expenses related to real estate held for sale	(401,000)	(303,000)	(659,000)	(476,000)
Write-downs on real estate held for sale	(6,439,000)	(10,988,000)	(8,917,000)	(12,780,000)
Total loss from real estate held for sale	(7,064,000)	(11,291,000)	(9,749,000)	(13,256,000)

Loss before provision for income taxes	(14,520,000)	(28,603,000)	(20,927,000)	(25,330,000)

Provision for income taxes	--	--	--	--

NET LOSS	$(14,520,000)	$(28,603,000)	$(20,927,000)	$(25,330,000)

Basic and diluted loss per weighted average common share	$(1.05)	$(1.92)	$(1.52)	$(1.70)

Dividends declared per common share	$--	$0.17	$--	$0.49

Weighted average common shares	13,785,040	14,881,563	13,786,939	14,878,568

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2008	1,198,573	$(5,692,000)	13,798,790	$1,000	$278,550,000	$(141,627,000)	$(707,000)	$130,525,000

Comprehensive Loss:

Net Loss						(20,927,000)		(20,927,000)
Unrealized Gain on Marketable Securities - Related Party							6,000	6,000

Comprehensive Loss								(20,921,000)

Purchase of Treasury Stock	13,750	(42,000)	(13,750)	--				(42,000)

Stockholders' Equity at June 30, 2009 (Unaudited)	1,212,323	$(5,734,000)	13,785,040	$1,000	$278,550,000	$(162,554,000)	$(701,000)	$109,562,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	6/30/2009	6/30/2008
Cash flows from operating activities:
Net loss	$(20,927,000)	$(25,330,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for doubtful accounts related to receivable included in other expense	39,000	--
Write-downs on real estate held for sale	8,917,000	12,780,000
Gain on sale of real estate held for sale	(243,000)	--
Loss on sale of real estate held for sale	471,000	--
Gain on purchase of debt	(9,683,000)	(1,556,000)
Recovery of allowance for doubtful notes receivable included in other income	(91,000)	(8,000)
Provision for loan loss	16,604,000	22,287,000
Amortized interest income	--	(35,000)
Amortized financing costs, included in interest expense	(44,000)	314,000
Change in operating assets and liabilities:
Interest and other receivables	(111,000)	2,041,000
Due to/from related parties	(1,369,000)	(170,000)
Other assets	113,000	78,000
Accounts payable and accrued liabilities	1,775,000	(485,000)
Net cash provided (used) by operating activities	(4,549,000)	9,916,000

Cash flows from investing activities:
Investments in real estate loans	(17,385,000)	(58,739,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,800,000)
Proceeds from loan payoffs	3,179,000	35,602,000
Sale of investments in real estate loans to:
VRM I	500,000	500,000
Fund III	500,000	--
Third party	6,379,000	19,845,000
Proceeds related to investment in real estate held for sale	13,024,000	385,000
Proceeds from note receivable	91,000	8,000
Purchase of investments in certificates of deposit	--	(2,000)
Proceeds from investments in certificates of deposit	--	104,000
Cash - restricted	5,000,000	--
Net cash provided (used) by investing activities	$11,288,000	$(4,097,000)

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Six Months Ended
	6/30/2009	6/30/2008
Cash flows from financing activities:
Principal payments on notes payable	$(3,079,000)	$(45,000)
Proceeds from issuance of notes payable	4,023,000	--
Cash used for purchase of debt	(10,000,000)	(2,194,000)
Deferred financing costs	--	(898,000)
Dividends paid to stockholders, net of reinvestments	--	(8,367,000)
Dividends paid to stockholders - related party	--	(256,000)
Purchase of treasury stock at cost	(42,000)	--
Net cash used in financing activities	(9,098,000)	(11,760,000)

NET CHANGE IN CASH	(2,359,000)	(5,941,000)

Cash, beginning of period	8,026,000	20,241,000

Cash, end of period	$5,667,000	$14,300,000

Supplemental disclosures of cash flows information:
Interest paid	$3,076,000	$2,928,000

Non-cash investing and financing activities:
Reinvestment of dividends	$--	$183,000
Adjustment to allowance for loan losses related to sale of investment in real estate loan	$16,993,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$799,000	$--
Loans funded through secured borrowing	$--	$19,845,000
Interest reserves related to secured borrowings	$--	$1,155,000
Note payable relating to prepaid D & O insurance	$251,000	$208,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$19,533,000	$6,280,000
Loan rewritten with same or similar collateral	$9,171,000	$1,690,000
Sale of equity investment related to junior subordinated notes payable	$(40,000)	$--
Elimination of accrued liability related to purchase of junior subordinated notes payable	$317,000	$--
Write off of interest receivable and related allowance	$221,000	$--
Adjustment to note receivable and related allowance	$--	$184,000
Prepaid amount applied to accounts payable	$--	$41,000
Unrealized gain (loss) on marketable securities - related party	$6,000	$(1,508,000)

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  During the six months ended June 30, 2009, we paid Strategix Solutions $62,000 for their accounting services.

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

See review report of Independent Registered Public Accounting Firm.

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

On June 22, 2007, we completed the issuance of $60.1 million in unsecured trust preferred securities through Vestin II Capital Trust I (“VCT I”), a special purpose business trust.  VCT I, is a Delaware statutory trust.  Our interest in VCT I is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that VCT I is a variable interest entity in which we are not the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”).  See Note I– Junior Subordinated Notes for additional information.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K and our quarterly report filed on Form 10-Q for the three months ended March 31, 2009.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) in accordance with Statement of Financial Accounting Standards (“FAS”) 15, Accounting by Debtor and Creditors for Troubled Debt Restructurings and FAS 114 Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

See review report of Independent Registered Public Accounting Firm.

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.  In recent years, we have revised estimates of our allowance for loan losses.  Circumstances that have and may continue to cause significant changes in our estimated allowance include, but are not limited to:

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with FAS 144 – Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Classification of Operating Results from Real Estate Held for Sale

FAS 144 generally requires operating results and cash flows from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market price as of June 30, 2009.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  FAS 115 and EITF 03-1 require us to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required:

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

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the six months ended June 30, 2009.  Therefore, the adoption of FAS 159 had no impact on our consolidated financial statements.

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

If the volume and level of activity for an asset or liability have significantly decreased, we will evaluate our fair value estimate in accordance with FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009.  In addition, since we are a publicly traded company, we are required, by FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments", to make our fair value disclosures for interim reporting periods.

See review report of Independent Registered Public Accounting Firm.

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed, in accordance with FAS 128 – Earnings per Share, by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and six months ended June 30, 2009 and 2008.  The following is a computation of the EPS data for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net loss available to common stockholders	$(14,520,000)	$(28,603,000)	$(20,927,000)	$(25,330,000)

Weighted average number of common shares outstanding during the period	13,785,040	14,881,563	13,786,939	14,878,568

Basic and diluted loss per weighted average common share	$(1.05)	$(1.92)	$(1.52)	$(1.70)

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

Treasury Stock

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of June 30, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.  As of December 31, 2008, we had a total of 1,198,573 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

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

Income Taxes

We are organized and conduct our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  The net income tax provision for the six months ended June 30, 2009 and 2008, was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of June 30, 2009 and December 31, 2008, we had approximately $5.0 million and $11.4 million, respectively, in excess of the federally insured limits.

As of June 30, 2009, 42%, 20%, 14% and 10% of our loans were in Nevada, Arizona, California and Hawaii, respectively, compared to 40%, 27%, 11% and 8%, at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 18% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon and Hawaii, with first lien positions, interest rates between 12% and 14%, and an aggregate outstanding balance of approximately $33.3 million.  As of June 30, 2009, our three largest loans were considered non-performing, see Note D – Investments in Real Estate Loans.  At December 31, 2008, the aggregate amount of loans to our three largest borrowers represented approximately 15% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Oregon and Hawaii, with first lien positions, interest rates between 12% and 14%, and an aggregate outstanding balance of approximately $33.3 million.  As of December 31, 2008, our three largest loans were considered non-performing.  We have a significant concentration of credit risk with our largest borrowers.  Any additional defaults in our loan portfolio could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy continues to weaken and credit continues to be more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

See review report of Independent Registered Public Accounting Firm.

Common Guarantors

As of June 30, 2009, three loans totaling approximately $18.3 million, representing approximately 10.0% of our portfolio’s total value, had a common guarantor.  All three loans were considered non-performing as of June 30, 2009.  As of December 31, 2008, we had five loans totaling approximately $23.7 million, representing approximately 10.5% of our portfolio’s total value, with the same guarantor.  All five loans were considered non-performing as of December 31, 2008.

As of June 30, 2009, four loans totaling approximately $19.8 million, representing approximately 10.9% of our portfolio’s total value, had a common guarantor.  Three of the four loans were considered performing as of June 30, 2009.  The non-performing loan totaled $12.6 million dollars and has been considered non-performing for the last four months, as of June 30, 2009.  As of December 31, 2008, we had three loans totaling approximately $17.9 million, representing approximately 7.9% of our portfolio’s total value, with the same common guarantor.  All three loans were considered performing as of December 31, 2008.

As of June 30, 2009, six loans totaling approximately $24.4 million, representing approximately 13.4% of our portfolio’s total value, had a common guarantor; of these six loans, three loans were related to our secured borrowings of approximately $10.6 million, including approximately $0.7 million in interest reserves.  These loans were considered performing as of June 30, 2009.  As of December 31, 2008, we had six loans totaling approximately $23.6 million, representing approximately 10.5% of our portfolio’s total value, with the same common guarantor; of these six loans, three loans were related to our secured borrowings of approximately $10.6 million, including approximately $0.7 million in interest reserves.  One of the six loans, totaling approximately $7.2 million, was considered non-performing as of December 31, 2008.  During March 2009, these six loans were retroactively modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification interest payments are payable monthly, ranging from 3.0% to 4.25%, beginning January 25, 2009, and accrue in amounts ranging from of 3.75% to 5.0% payable at the maturity of the loan for five of the six loans.  The remaining loan’s interest payments are payable quarterly at 3.0% beginning March 25, 2009, and accrue at 5.0% payable at the maturity of the loan.  In July 2009, our manager negotiated the payoff of two loans for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60 month promissory notes guaranteed by the borrower totaling approximately $2.7 million, of which our portion is approximately $2.5 million.  Interest on these loans will be recorded as interest income when cash is collected.

For additional information regarding the above non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2009, we had approximately $40.6 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $46.4 million.  These loans had interest reserves of approximately $4.4 million, of which our portion was approximately $3.7 million.  As of June 30, 2009, three of our loans, totaling approximately $28.2 million, which had interest reserves, were considered non-performing.  These loans’ interest reserves, totaling approximately $3.8 million, of which our portion was $3.2 million, have been suspended as of June 30, 2009, and we no longer draw monthly interest income from them.  At December 31, 2008, we had approximately $52.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $60.0 million.  These loans had interest reserves of approximately $5.7 million, of which our portion was approximately $4.9 million.  As of December 31, 2008, two of these loans, totaling approximately $18.8 million, which had interest reserves, were considered non-performing.  These loans’ interest reserves, totaling approximately $3.8 million, of which our portion was $3.2 million, were suspended as of December 31, 2008.

See review report of Independent Registered Public Accounting Firm.

During the three months ended June 30, 2009, we foreclosed on the WCP Warm Springs Holdings 1, LLC loan and classified it as real estate held for sale.  In addition, we sold the Monterrey Associates, L.P. loan, to an unrelated third party for $225,000, of which our portion was $110,000.  This loan was fully allowed for and as a result, we recognized a gain of $110,000.

As of June 30, 2009, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of June 30, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	--	$--	--%	--%	--%
Commercial	20	102,510,000	13.03%	56.40%	68.84%
Construction	6	25,058,000	8.95%	13.78%	79.11%
Land	8	54,196,000	11.24%	29.82%	79.83%
Total	34	$181,764,000	11.93%	100.00%	74.09%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and Development	1	$13,000,000	13.00%	5.78%	92.00%
Commercial	20	107,456,000	12.64%	47.75%	81.09%
Construction	7	27,612,000	10.55%	12.27%	103.26%
Land	11	76,974,000	11.87%	34.20%	78.59%
Total	39	$225,042,000	12.14%	100.00%	84.01%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2009 and December 31, 2008, was 11.93% and 12.14%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of priority of real estate loans as of June 30, 2009 and December 31, 2008:

Loan Type	Number of Loans	June 30, 2009 Balance*	Portfolio Percentage	Number of Loans	December 31, 2008 Balance*	Portfolio Percentage

First deeds of trust	25	$142,926,000	78.63%	31	$188,219,000	83.64%
Second deeds of trust	9	38,838,000	21.37%	8	36,823,000	16.36%
Total	34	$181,764,000	100.00%	39	$225,042,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2009:

Non-performing and past due loans (a)	$99,954,000
July 2009 – September 2009	6,980,000
October 2009 – December 2009	15,554,000
January 2010 – March 2010	18,239,000
April 2010 – June 2010	12,443,000
July 2010 – September 2010	--
October 2010 – December 2010	13,488,000
January 2011 – March 2011	15,106,000
Thereafter	--

Total	$181,764,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2009.

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2009 and December 31, 2008:

	June 30, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$35,884,000	19.74%	$59,628,000	26.50%
California	24,767,000	13.63%	24,298,000	10.80%
Hawaii	17,291,000	9.51%	17,291,000	7.68%
Nevada	75,501,000	41.54%	89,917,000	39.95%
Oklahoma	--	--%	2,155,000	0.96%
Oregon	16,048,000	8.83%	16,048,000	7.13%
Texas	12,273,000	6.75%	13,904,000	6.18%
Washington	--	--%	1,801,000	0.80%
Total	$181,764,000	100.00%	$225,042,000	100.00%

*	Please see Balance Sheet Reconciliation below.

See review report of Independent Registered Public Accounting Firm.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$181,764,000	$225,042,000
Less:
Allowance for loan losses (b)	(62,050,000)	(78,208,000)
Balance per consolidated balance sheet	$119,714,000	$146,834,000

(a)
As of December 31, 2008, the 2503 Panorama, LLC loan and the VBP Partners, LLC loan included an impairment reserve, applied to the loan balance, of approximately $0.3 million and $0.5 million, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2009, we had 13 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $56.3 million, net of allowance for loan losses of approximately $43.5 million, which does not include the allowances of approximately $18.5 million relating to performing loans as of June 30, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At June 30, 2009, the following loans were non-performing:

•
RightStar, Inc. (Part I & Part II), are loans secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii with an outstanding balance of approximately $32.3 million of which our portion is approximately $17.3 million ($8.2 million for Part I and $9.1 million for Part II).  As of June 30, 2009, this loan has been considered non-performing for the last 63 months.  The lenders have commenced a judicial foreclosure on the loans, Part I and Part II.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $14.4 million, of which our portion is approximately $9.8 million.  See Note O – Legal Matters Involving The Company for further information.

•
3900, LLC, is a second position loan that provided bridge financing for an approximate 7.66 acre neighborhood retail center, located in Tempe, Arizona.  The loan is secured by a second position lien, junior to a first position lien in the amount of $6.0 million.  In addition, the loan is guaranteed by principals of the borrower.  The outstanding balance of the loan is approximately $3.3 million.  On April 5, 2008, this loan was considered to be in default due to the default of the Redwood Place, LLC loan, as a result of cross-default provisions.  Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  On October 17, 2008, the borrower filed for bankruptcy protection.  A settlement agreement was negotiated with the borrower and guarantors; however, they are currently in default under the settlement agreement.  We intend to proceed against them; however, it cannot be determined at this time how much, if any, will be collected.  As of June 30, 2009, this loan has been considered non-performing for the last 14 months, and based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance for the full amount of the loan totaling approximately $3.3 million.  On June 24, 2009, we foreclosed upon our second position and classified it as real estate held for sale, with a zero balance.  Subsequently, the first position lien holder concluded their foreclosure on the collateral securing their loan.

See review report of Independent Registered Public Accounting Firm.

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $7.7 million.  As of June 30, 2009, this loan has been considered non-performing for the last 13 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On June 29, 2009, the borrower filed for bankruptcy protection.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $1.4 million, of which our portion is approximately $1.1 million.

•
South Bay Villas, LLC is a construction loan to provide financing for a 48 unit condominium building which is part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $5.8 million.  As of June 30, 2009, this loan has been considered non-performing for the last 13 months.  A settlement agreement was negotiated with the borrower on November 17, 2008, wherein they will be responsible for the completion of the property at the borrower’s expense, with the lenders to receive 100% of the net sales proceeds from the sale of condominiums units until the loan has been repaid in full.  As of June 30, 2009, based on our manager’s evaluation of completion costs for the project and an updated appraisal, our manager has provided a specific allowance of approximately $1.2 million, of which our portion is approximately $1.2 million.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is $46,000.  As of June 30, 2009, this loan has been considered non-performing for the last 13 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection and filed a motion to enjoin us from proceeding to foreclose.  This motion was denied.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2009.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $11.6 million.  As of June 30, 2009, this loan has been considered non-performing for the last 12 months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection.  On January 6, 2009, the borrower filed for bankruptcy protection and on February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal obtained during May 2009, our manager has provided a specific allowance of approximately $9.0 million, of which our portion is approximately $6.5 million.

See review report of Independent Registered Public Accounting Firm.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $16.0 million.  As of June 30, 2009, this loan has been considered non-performing for the last 11 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of June 30, 2009, based on our manager’s evaluation, an updated appraisal and current analysis, our manager has provided a specific allowance totaling approximately $10.3 million, of which our portion is approximately $8.4 million.

•
WHM Copper Mountain Investments, LLC is a land loan to provide financing for various parcels of land within Copper Mountain Ranch Master Planned Community totaling approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is $18.7 million, of which our portion is approximately $15.6 million.  As of June 30, 2009, this loan has been considered non-performing for the last nine months.  On October 31, 2008, the borrower filed for bankruptcy protection.  Our manager has commenced legal action to enforce the personal guarantees.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.9 million, of which our portion is approximately $4.1 million.  On July 23, 2009, we and VRM I foreclosed on this property and classified it as real estate held for sale.

•
Meadowlark Assisted Living Community, LLC is a commercial loan to provide financing for a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land, located in Yreka, CA.  The loan is secured by a second lien on the property, with a preexisting first lien of approximately $3.5 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $3.8 million, of which our portion is approximately $2.2 million.  As of June 30, 2009, this loan has been considered non-performing for the last nine months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of June 30, 2009, based on our manager’s evaluation and foreclosure of the first lien position, our manager has provided a specific allowance for the full amount of the loan totaling approximately $3.8 million, of which our portion is approximately $2.2 million.

•
Essex Real Estate Partners, LLC is a commercial loan on five parcels in the Inspirada Town Center Project located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.0 million.  As of June 30, 2009, this loan has been considered non-performing for the last six months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2009.

See review report of Independent Registered Public Accounting Firm.

•
Spectrum Town Center Property, LLC is a commercial loan to provide bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ.  The loan is secured by a second lien on the property, with a pre-existing first lien of $20.0 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $14.0 million, of which our portion is approximately $12.6 million.  As of June 30, 2009, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On July 18, 2009, the borrower filed for bankruptcy protection.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $3.6 million, of which our portion is approximately $3.3 million.

•
2503 Panorama, LLC is a commercial loan for a 5,700 square foot penthouse located on the 25th floor of the Panorama Towers I, located in Las Vegas, NV.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is approximately $6.2 million, of which our portion is approximately $4.7 million.  As of June 30, 2009, this loan has been non-performing for the last four months.  Our manager has commenced foreclosure proceedings.  During March 2009, the impairment reserve for this loan, totaling approximately $0.4 million, of which our portion was approximately $0.3 million, was reclassified to its existing allowance for loan losses.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $4.9 million, of which our portion is approximately $3.7 million.

The following schedule summarizes the non-performing loans as of June 30, 2009:

Loan Name	Balance at June 30, 2009	Allowance for Loan Losses *	Net Balance at June 30, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$17,291,000	$(9,757,000)	$7,534,000	3/31/2004	63	45% of Part I 65% of Part II
3900 LLC	3,276,000	(3,276,000)	--	6/10/2008	14	100%
Babuski, LLC	7,707,000	(1,105,000)	6,602,000	6/17/2008	13	81%
South Bay Villas, LLC	5,800,000	(1,188,000)	4,612,000	5/6/2008	13	97%
Barger Road Cottages, LLC	46,000	--	46,000	12/5/2008	13	1%
Lohrey Investments, LLC	11,600,000	(6,497,000)	5,103,000	10/29/2008	12	73%
Cascadia Canyon, LLC	16,002,000	(8,434,000)	7,568,000	2/12/2009	11	82%
WHM Copper Mountain Investments, LLC	15,555,000	(4,093,000)	11,462,000	12/11/2009	9	83%
Meadowlark Assisted Living Community, LLC	2,217,000	(2,217,000)	--	8/7/2009	9	59%
Essex Real Estate Partners, LLC	3,000,000	--	3,000,000	3/1/2008	6	100%
Spectrum Town Center Property, LLC	12,600,000	(3,258,000)	9,342,000	4/30/2009	4	90%
2503 Panorama, LLC	4,740,000	(3,693,000)	1,047,000	2/2/2010	4	76%
	$99,834,000	$(43,518,000)	$56,316,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2009, we have provided specific reserves, related to 11 non-performing loans and 9 performing loans, of approximately $60.1 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2009.  Following the table is a discussion of the status of each identified loan that was not sold or transferred to real estate held for sale and the reasons for the recording of additional reserves during the six months ended June 30, 2009.

Description	Balance at December 31, 2008	Specific Reserve Allocation	Sales & Transfers to REO	Balance at June 30, 2009
RightStar, Inc. (Part I & Part II)	$9,757,000	$--	$--	$9,757,000
Monterrey Associates, L.P.	2,155,000	--	(2,155,000)	--
Peoria 180, LLC	12,337,000	--	(12,337,000)	--
Terravita, LLC (a)	377,000	--	--	377,000
Redwood Place, LLC (b)	5,284,000	--	(5,284,000)	--
2503 Panorama, LLC (c)	3,051,000	642,000	--	3,693,000
3900, LLC	3,276,000	--	--	3,276,000
VBP, LLC (a) (c)	3,430,000	508,000	--	3,938,000
WCP Warm Springs Holdings 1, LLC	2,457,000	--	(2,457,000)	--
Bright Haven Builders, LLC (b)	628,000	--	(628,000)	--
Lohrey Investments, LLC	5,223,000	1,274,000	--	6,497,000
South Bay Villas, LLC	1,188,000	--	--	1,188,000
World Capital La Piazza, LLC (b)	6,836,000	--	(6,836,000)	--
Meadowlark Assisted Living Community, LLC	2,217,000	--	--	2,217,000
WHM Copper Mountain Investments, LLC	4,093,000	--	--	4,093,000
Preston Hollow Assisted Living, L.P.	2,501,000	--	(2,501,000)	--
World Capital Durango Alpha (2) (b)	1,364,000	--	(1,364,000)	--
Wolfpack Properties, LLC (a)	1,082,000	1,328,000	--	2,410,000
ExecuSuite Properties, LLC (a)	528,000	1,533,000	--	2,061,000
SE Property Investments, LLC (a)	407,000	1,265,000	--	1,672,000
Devonshire, LLC (a)	1,493,000	1,339,000	--	2,832,000
Building A, LLC & Building C, LLC (a)	90,000	--	--	90,000
Cascadia Canyon, LLC	8,434,000	--	--	8,434,000
Panorama II – 2503(a)	--	1,902,000	--	1,902,000
Babuski, LLC	--	1,105,000	--	1,105,000
Spectrum Town Center Property, LLC	--	3,258,000	--	3,258,000
ME-Buffalo, LLC (a)	--	3,250,000	--	3,250,000
Total	$78,208,000	$17,404,000	$(33,562,000)	$62,050,000

(a)	As of June 30, 2009, these loans were considered performing.

See review report of Independent Registered Public Accounting Firm.

(b)	During the six months ended June 30, 2009, these properties were foreclosed upon and classified as real estate held for sale.

(c)
As of December 31, 2008, the 2503 Panorama, LLC loan and the VBP Partners, LLC loan included an impairment reserve, applied to the loan balance, of approximately $0.3 million and $0.5 million, respectively.  During March 2009, the impairment reserve for these two loans was reclassified to their existing allowance for loan losses.

RightStar Loan Allowance – RightStar, Inc. (“RightStar”) defaulted on our loans in the fall of 2004.  The lenders commenced a judicial foreclosure on the loans, part I and part II, which are secured by a lien on the business and virtually all of the property of RightStar, which includes 4 cemeteries and 8 mortuaries in Hawaii.  The aggregate principal balance of the loans is approximately $32.3 million.  The loans, part I and part II, are owned as follows:

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

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  Vestin and the State of Hawaii are in the process of negotiating a new agreement that would permit the foreclosure to proceed.  Agreements in principle have been reached; however, an agreement has not yet been signed.

During December 2007, we, VRM I and the statutory trust fund received a settlement totaling $2.8 million, of which approximately $2.0 million was applied against outstanding trust obligations.  Approximately $0.8 million, of which our portion was approximately $0.5 million, was applied towards the allowance for doubtful accounts on this loan and was recorded as a reimbursement of legal fees totaling approximately $0.4 million.

In June 2008, the State of Hawaii allowed us and the other lenders to put in place a new management team that replaced the previous receiver.

We have evaluated the estimated value of the underlying collateral and the expected cost and length of litigation.  Based on this estimate we have maintained our total specific reserve allowance for loss.  The reserve allowance includes approximately $1.0 million for estimated litigation fees and expenses that we have incurred in enforcing our rights against the underlying collateral, which were fully consumed as of December 31, 2007.  We will continue to evaluate our position in the RightStar loan as the situation progresses.  As of June 30, 2009, our specific reserve allowance on the RightStar loans totaled approximately $9.8 million.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during July 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $1.7 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of June 30, 2009.  Our manager will continue to evaluate our position in the loan.

2503 Panorama, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $4.9 million, of which our portion is approximately $3.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during February 2009.  During March 2009, we reclassified an impairment reserve of approximately $0.3 million to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

3900, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, related to a non-performing loan on a 7.66 acre neighborhood retail center, located in Tempe, AZ, of approximately $3.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  On June 24, 2009, we foreclosed upon our second position and classified it as real estate held for sale, with a zero balance.  Subsequently, the first position lien holder concluded their foreclosure on the collateral securing their loan.

VBP Partners, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a performing loan for the development of 4.14 acres of land located in Las Vegas, NV, of approximately $4.3 million, of which our portion is approximately $3.9 million.  In addition, during the six months ended June 30, 2009, this loan was modified, effectively changing the status of the loan from non-performing to performing.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  During March 2009, we reclassified an impairment reserve of approximately $0.5 million to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $9.0 million, of which our portion is approximately $6.5 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during April 2009.  Our manager will continue to evaluate our position in the loan.

South Bay Villas, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on a 48 unit condominium building part of the Desert Sands Condominiums Phase 2 located in Laughlin, NV, of approximately $1.2 million, of which our portion is approximately $1.2 million.  This specific reserve allowance was based on completion costs of the property evaluated by our manager during October 2008 and an updated appraisal, obtained by our manager during April 2009.  Our manager will continue to evaluate our position in the loan.

Meadowlark Assisted Living Community, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, which is a second lien position on a 74 bed Assisted Living/Memory Care residential facility, located on approximately 4.35 acres of land located in Yreka, CA, of approximately $3.8 million, of which our portion is approximately $2.2 million.  This specific reserve allowance was based on our manager’s evaluation, which included the foreclosure of the property by the first lien holder.  Our manager will continue to evaluate our position in the loan.

WHM Copper Mountain Investments, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on approximately 2,330 acres lying within sections 15, 16, 21, 28 & 33 of the Copper Mountain Ranch Master Planned Community located in Casa Grande, AZ, of approximately $4.9 million, of which our portion is approximately $4.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  On July 23, 2009, we and VRM I foreclosed on the WHM Copper Mountain Investments, LLC loan and classified it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

Wolfpack Properties, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $2.6 million, of which our portion is approximately $2.4 million, related to a performing loan secured by a 22,000 square foot office building (Building "B") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  In July 2009, our manager negotiated the payoff of the loan for approximately $4.3 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.4 million.  The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $6.1 million, we, VRM I and Fund III, will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was approximately $3.9 million and approximately $1.3 million of the promissory note.

ExecuSuite Properties, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $2.2 million, of which our portion is approximately $2.1 million, related to a performing loan secured by a 22,000 square foot office building (Building "D") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $1.8 million, of which our portion is approximately $1.7 million, related to a performing loan secured by a 22,000 square foot office building (Building "E") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

Devonshire, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $3.1 million, of which our portion is approximately $2.8 million, related to a performing loan secured by a 22,000 square foot office building (Building "F") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  In July 2009, our manager negotiated the payoff of the loan for approximately $4.1 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.3 million. The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $5.8 million, we, VRM I and Fund III will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was approximately $1.8 and approximately $1.2 million of the promissory note.

See review report of Independent Registered Public Accounting Firm.

Building A, LLC & Building C, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of $106,000, of which our portion is $90,000, related to a second lien position on a performing loan for a 43,549 square foot office building (Building "A") located 3.18 acres of land and a 43,549 square foot office building (Building "C") located on 3.18 acres of land, both within the Village Business Park, in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 3.0%, beginning on January 25, 2009, and accrue at 5.0% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Our manager will continue to evaluate our position in the loan.

Cascadia Canyon, LLC, – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR, of approximately $10.3 million, of which our portion is approximately $8.4 million.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan and updated appraisal obtained in May 2009.  Our manager will continue to evaluate our position in the loan.

Panorama II – 2503 – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a performing loan to provide additional construction financing to finish Panorama Tower II, located in Las Vegas, NV, of approximately $1.9 million.  The loan is secured by a first lien on 8 units.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

Babuski, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan that provided financing for 9.23 acres of land in Las Vegas, NV, of approximately $1.4 million, of which our portion is approximately $1.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009.  Our manager will continue to evaluate our position in the loan.

Spectrum Town Center Property, LLC – As of June 30, 2009, our manager has provide a specific reserve allowance related to a second lien position on a non-performing loan that provided bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ, of approximately $3.6 million, of which our portions is approximately $3.3 million.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

ME-Buffalo, LLC – As of June 30, 2009, our manager has provide a specific reserve allowance for the outstanding balance of the loan, related to a second lien position on a performing commercial loan for the Edge Retail Center Phase I, located in Las Vegas, NV, of approximately $4.3 million, of which our portion is $3.3 million.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

As of June 30, 2009, our manager had granted extensions on 14 loans, totaling approximately $107.5 million, of which our portion was approximately $77.6 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, 6 of the 14 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at June 30, 2009, of approximately $61.0 million, of which our portion is approximately $48.8 million.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

See review report of Independent Registered Public Accounting Firm.

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$3,046,000	$--	$3,046,000
Non-performing loans – related allowance	96,788,000	(43,518,000)	53,270,000
Subtotal non-performing loans	99,834,000	(43,518,000)	56,316,000

Performing loans – no related allowance	48,396,000	--	48,396,000
Performing loans – related allowance	33,534,000	(18,532,000)	15,002,000
Subtotal performing loans	81,930,000	(18,532,000)	63,398,000

Total	$181,764,000	$(62,050,000)	$119,714,000

*	Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$9,230,000	$--	$9,230,000
Non-performing loans – related allowance	135,631,000	(71,180,000)	64,451,000
Subtotal non-performing loans	144,861,000	(71,180,000)	73,681,000

Performing loans – no related allowance	57,666,000	--	57,666,000
Performing loans – related allowance	22,515,000	(7,028,000)	15,487,000
Subtotal performing loans	80,181,000	(7,028,000)	73,153,000

Total	$225,042,000	$(78,208,000)	$146,834,000

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2009, we owned 533,675 shares of VRM I’s common stock, representing approximately 8.09% of their total outstanding common stock.

In accordance with FAS 115 and FSP FAS 115-1 and FAS 124-1 - Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-1 and FAS 124-1”), we evaluated our investment in VRM I’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $2.25 per share.

As of June 30, 2009, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM I to be other-than-temporarily impaired at June 30, 2009.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2009, we held 14 properties with a total carrying value of approximately $19.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  One of these properties generated net income from rentals during the six months ended June 30, 2009, totaling $55,000.  Expenses incurred during the six months ended June 30, 2009, related to our real estate held for sale totaled approximately $9.7 million.  These expenses included approximately $8.9 million in write-downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of investments in real estate held for sale during the six months ended June 30, 2009:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	%	Balance at 12/31/08	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Gain (Loss) on Sale of Real Estate	Balance at 6/30/09

Marshall's Vista, LTD (1)	8/3/2004	100%	$2,760,000	$--	$--	$--	$--	$--	$--	$2,760,000
Rio Vista Nevada, LLC – Land (2)	12/21/2006	86%	1,689,000	--	(1,689,000)	--	--	--	--	--
Rio Vista Nevada, LLC – Houses (2)	12/21/2006	86%	256,000	--	--	--	--	--	--	256,000
Pirates Lake, LTD (3)	2/5/2008	48%	887,000	--	(355,000)	--	--	--	--	532,000
Brawley CA 122, LLC (4)	5/1/2008	33%	308,000	--	(185,000)	--	--	--	--	123,000
V & M Homes at the Palms, Inc. (5)	7/15/2008	39%	455,000	--	--	--	--	--	--	455,000
The Orleans at Mesquite Estates, LLC (6)	8/8/2008	100%	828,000	--	--	--	--	--	--	828,000
MRPE, LLC (7)	8/11/2008	72%	4,617,000	--	--	--	--	--	--	4,617,000
The Laurels at Mesquite Estates, LLC (8)	8/11/2008	100%	920,000	--	--	--	--	--	--	920,000
Jeffrey's Court, LLC (9)	9/3/2008	61%	2,229,000	--	(1,672,000)	--	--	--	--	557,000
Cliff Shadows Properties, LLC (10)	9/8/2008	95%	8,104,000	--	--	--	--	(8,131,000)	146,000	119,000
The Sycamore Glenn at Mesquite Estates, LLC (11)	9/8/2008	100%	1,380,000	--	--	--	--	--	--	1,380,000
Redwood Place, LLC (12)	1/16/2009	76%	--	6,057,000	(1,525,000)	(1,000)	(2,445,000)	(1,615,000)	(471,000)	--
Bright Haven Builders, LLC (13)	3/6/2009	82%	--	1,173,000	(35,000	(173,000)	--	--	--	965,000
World Capital La Piazza, LLC (14)	3/30/2009	100%	--	6,164,000	(2,568,000)	(100,000)	--	--	--	3,496,000
World Capital Durango Alpha (15)	3/30/2009	68%	--	3,482,000	(830,000)	--	(2,190,000)	(559,000)	97,000	--
WCP Warm Springs Holdings 1, LLC (16)	5/7/2009	60%	--	2,657,000	(58,000)	--	--	--	--	2,599,000

			$24,433,000	$19,533,000	$(8,917,000)	$(274,000)	$(4,635,000)	$(10,305,000)	$(228,000)	$19,607,000

(1)
Marshall's Vista, LTD – During the six months ended June 30, 2009, a former potential buyer informed us that they were not in a position to close and that they could no longer continue to make extension payments and the sale was cancelled.  The property is currently listed for sale at approximately $3.0 million, which approximates the total book value, less selling costs, for this property.  Our manager determined that no write-down was necessary during the six months ended June 30, 2009.

(2)
Rio Vista Nevada, LLC – During December 2006, we, VRM I and Fund III acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the six months ended June 30, 2009, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation of the property and outstanding liability and negotiations with a prospective purchaser that were pending as of June 30, 2009 but which were subsequently terminated, our manager valued the land portion of the property to zero and the two single family homes to approximately $300,000, of which our portion is $256,000, during the six months ended June 30, 2009.

(3)
Pirates Lake, LTD – During February 2008, we, VRM I and Fund III acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  During the six months ended June 30, 2009, our manager has evaluated the carrying value of the property and based on current sales contract and updated appraisal obtained during April 2009, the property was written down approximately $0.7 million, of which our portion was $0.4 million.  The property is currently under contract for sale at $1.2 million, with an estimated closing date of September 25, 2009; however, there can be no guarantee the sale will be completed.

See review report of Independent Registered Public Accounting Firm.

(4)
Brawley CA 122, LLC – During May 2008, we, VRM I and Fund III acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on the current list price and appraisal, the property was written down approximately $0.6 million, of which our portion was approximately $0.2 million during the six months ended June 30, 2009.  The property is currently listed for sale for $500,000.00.

(5)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM I and Fund III acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in February 2009, no write-down was deemed necessary as of June 30, 2009.  The property is currently listed for sale at $1.5 million.

(6)
The Orleans at Mesquite Estates, LLC – During August 2008, we acquired through foreclosure proceedings 21.7 gross acres of Mesquite Estates Planned Unit Development with 65 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, updated appraisal obtained in January 2009, and current list price, no write-down was deemed necessary as of June 30, 2009.  The property is currently listed for sale at approximately $0.9 million, which approximates the total book value, plus selling costs, for this property.

(7)
MRPE, LLC – During August 2008, we, VRM I and Fund III acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current list price, no write-down was necessary during the six months ended June 30, 2009.  The property is currently listed for sale at approximately $7.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and Fund III.

(8)
The Laurels at Mesquite Estates, LLC – During August 2008, we acquired through foreclosure proceedings 26.5 gross acres of Mesquite Estates Planned Unit Development with 60 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, updated appraisal obtained in August 2008, and current list price, no write-down was necessary during the six months ended June 30, 2009.  The property is currently listed for sale at approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.

(9)
Jeffrey's Court, LLC – During September 2008, we, VRM I and Fund III acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on the current list price, the property was written down approximately $2.8 million, of which our portion was approximately $1.7 million during the six months ended June 30, 2009.  In addition, we, VRM I and Fund III pledged a portion of this property as security for a loan from unrelated third parties totaling $225,000, of which our portion is $135,000.  These notes have terms of six and 12 months with monthly interest payments at 12%.  On August 6, 2009, we, VRM I and Fund III sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

(10)
Cliff Shadows Properties, LLC – During September 2008, we, VRM I and Fund III acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in September 2008 and the current purchase agreement, no write-down was deemed necessary as of June 30, 2009.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be approximately $9.1 million.  On March 6, 2009, we, VRM I and Fund III completed the sale of 98 units.  On May 20, 2009, we, VRM I and Fund III completed the sale of an additional 7 units, with the remaining unit pending final escrow.  As a result of the May 20, 2009 transaction, we, VRM I and Fund III recorded a net gain of $152,000, of which our portion was $146,000.

See review report of Independent Registered Public Accounting Firm.

(11)
The Sycamore Glenn at Mesquite Estates, LLC – During September 2008, we acquired through foreclosure proceedings 32.3 gross acres of Mesquite Estates Planned Unit Development with 180 "paper" lots, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, no write-down was necessary during the six months ended June 30, 2009.  The property is currently listed for sale at approximately $1.5 million, which approximates the total book value, plus selling costs, for this property.

(12)
Redwood Place, LLC – On January 16, 2009, we, VRM I and Fund III, acquired through foreclosure proceedings a 186-unit apartment complex located in Phoenix, Arizona.  During the six months ended June 30, 2009, this property generated net income of $55,000.  In June 2009, the property was sold for $5.4 million, of which our portion was approximately $4.1 million.  The sale resulted in a net loss of $0.6 million of which our portion was approximately $0.5 million.

(13)
Bright Haven Builders, LLC – On March 6, 2009, we and, VRM I, acquired through foreclosure proceedings 10 single family residents (on lots 74 and 169-177), in various stages of completion, located within Cherry Meadows Subdivision located in Yelm, WA.  During April 2009, our manager sold one of the single family homes for $235,000.  The remaining homes are currently listed for sale.  Our manager has evaluated the carrying value of the property and based on its estimate, the property was written down $42,000, of which our portion was $35,000 during the six months ended June 30, 2009.

(14)
World Capital La Piazza, LLC – On March 30, 2009, we acquired through foreclosure proceedings 8.44 net acres of land located in Henderson, NV.  Based up an updated appraisal, our manager has evaluated the carrying value of the property and wrote-down the property approximately $2.6 million, during the six months ended June 30, 2009.

(15)
World Capital Durango Alpha – On March 30, 2009, we, VRM I and Fund III acquired through foreclosure proceedings 9.27 acres of land located in Las Vegas, NV.  Our manager evaluated the carrying value of the property and based on its estimate, the property was written down approximately $1.2 million, of which our portion was approximately $0.8 million during the six months ended June 30, 2009.  During May 2009, the property was sold for approximately $4.0 million to an unrelated third party.  As part of the sale the buyer paid us, VRM I and Fund III approximately $0.8 million, of which our portion was approximately $0.6 million.  The remaining $3.2 million balance was financed by us, VRM I and Fund III through a 12 month loan with a stated interest rate of 8%.  As a result of the transaction, we, VRM I and Fund III recorded a net gain of $134,000, of which our portion was $97,000.

(16)
WCP Warm Springs Holdings 1, LLC – On May 7, 2009, we, VRM I and Fund III acquired through foreclosure proceedings 10 acres of vacant land located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal, wrote down the property $96,000, of which our portion was $58,000, during the six months ended June 30, 2009.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and six months ended June 30, 2009 and 2008, were approximately $275,000 and $549,000, respectively, for each period.

See review report of Independent Registered Public Accounting Firm.

As of June 30, 2009 and 2008, our manager owned 92,699 of our common shares.  For the three and six months ended June 30, 2009, we did not declare or pay any dividends.  For the three and six months ended June 30, 2008, we declared $16,000 and $45,000, respectively, in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

On March 6, 2009, we, VRM I and Fund III completed the sale of 105 of the 106 Cliff Shadows Properties, LLC units, to an unrelated third party, with the remaining unit pending final escrow.  In accordance with our management agreement, we, VRM I and Fund III paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I and Fund III.

As of June 30, 2009, we had receivables from our manager of $2,000.  As of December 31, 2008, we owed our manager $623,000, primarily related to loan extension fees.

Transactions with Other Related Parties

As of June 30, 2009 and 2008, we owned 533,675 common shares of VRM I, representing approximately 8.09% and 7.76%, respectively, of their total outstanding common stock.  For the three and six months ended June 30, 2009, VRM I did not declare any dividends.  For the three and six months ended June 30, 2008, we recognized $43,000 and $86,000, respectively, in dividend income from VRM I based on the number of shares we held on the dividend record dates.

As of June 30, 2009 and 2008, VRM I owned 225,134 of our common shares, representing approximately 1.63% and 1.51%, respectively, of our total outstanding common stock.  For the three and six months ended June 30, 2009, we did not declare any dividends.  For the three and six months ended June 30, 2008, we declared $38,000 and $110,000, respectively, in dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.

During the six months ended June 30, 2009, we sold approximately $0.5 million in real estate loans to VRM I.  During the six months ended June 30, 2008, we sold approximately $0.5 million in real estate loans to VRM I.  No gain or loss resulted from these transactions.

As of June 30, 2009, we had receivables from VRM I of $839,000, primarily related to legal fees.  As of December 31, 2008, we had receivables from VRM I of $92,000

As of June 30, 2009 and 2008, Fund III owned 114,117 of our common shares, representing approximately 0.83% and 0.77%, respectively, of our total outstanding common stock.  For the three and six months ended June 30, 2009, we did not declare any dividends.  For the three and six months ended June 30, 2008, we declared $19,000 and $56,000, respectively, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.

During the six months ended June 30, 2009, we sold approximately $0.5 million in real estate loans to Fund III.  No gain or loss resulted from these transactions.  There were no similar transactions during the six months ended June 30, 2008.

As of June 30, 2009, we had receivables from Fund III of $6,000.  As of December 31, 2008, we had receivables from Fund III of $9,000.

During the three and six months ended June 30, 2009, we incurred $123,000 and $256,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2008, we incurred $33,000 and $63,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

On March 23, 2009, our board of directors authorized us to enter into a consulting agreement with the former COO of the Manager to assist us in the repurchase of the Junior Subordinated Notes.  The consulting fees paid will be up to three and half percent of the discounted amount of the repurchase.

See review report of Independent Registered Public Accounting Firm.

NOTE H — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from real estate held for sale – seller financed.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date.  As of June 30, 2009, we have received $104,000 in principal payments.  Payments will be recognized as income when received.  The balance of $336,000 was fully reserved as of June 30, 2009.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of approximately $0.8 million.  In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $1.4 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance is due.  As of June 30, 2009, we have received $616,000 in principal payments.  Payments will be recognized as income when received.  The balance of $745,000 was fully reserved as of June 30, 2009.

During 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of June 30, 2009, we had received $92,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $1.2 million was fully reserved as of June 30, 2009.

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

The Junior Subordinated Notes require quarterly interest distributions beginning July 30, 2007.  For the three and six months ended June 30, 2009, interest expense on the Junior Subordinated Notes totaled approximately $0.9 million and $2.2 million, respectively.  For the three and six months ended June 30, 2008, interest expense on the Junior Subordinated Notes totaled approximately $1.3 million and $2.6 million, respectively.  As of June 30, 2009, the principal balance outstanding was approximately $36.3 million.  As discussed more fully below, the outstanding balance of Junior Subordinated Notes has been reduced over time, which has reduced our interest payments.

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

On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement, during June 2009, we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10.0 million, in April 2009.  The replacement securities were acquired with funds consisting of $5.0 million from our operating and financing funds and $5.0 million from the letter of credit.  The transaction reduced our obligation on the Junior Subordinated Notes to approximately $36.3 million.  This transaction resulted in a net gain of approximately $9.7 million, net of transaction costs.  In addition, we are required to pay additional interest equal to $250,000 per year on the Junior Subordinated Notes, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.

See review report of Independent Registered Public Accounting Firm.

On June 25, 2009, we entered into a letter agreement with Taberna that sets forth a mechanism for the potential retirement of the remaining outstanding trust preferred securities.  In July 2009, we exchanged $20.0 million of the Junior Subordinated Notes for certain replacement securities, which were acquired for approximately $10.0 million.  On August 11, we deposited an additional $4.0 million for the purchase of replacement securities which will be exchanged for $8.0 million face value of the trust preferred securities.  Under the letter agreement, we have until August 31, 2009 to deposit additional cash for the purchase of replacement securities.  Replacement securities will be exchanged within 30 days after the cash deposit for trust preferred securities at a ratio which provides for a discount of 50% from the face amount of the trust preferred securities.  No assurance can be give that we will have the funds available to complete the retirement of the remaining trust preferred securities.  Upon execution of the June 25, 2009 letter agreement, we made a nonrefundable payment of $326,500 to Taberna to cover its cost related to the exchanges.

As of August 14, 2009, we had approximately $16.3 million in trust preferred securities and $27,000 of common trust securities outstanding and we are in compliance with all covenants of the Junior Subordinated Notes.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of June 30, 2009, and December 31, 2008, we had $10.6 million, respectively, in funds, including approximately $0.7 million in interest reserves, used under Inter-creditor agreements.

NOTE K — NOTES PAYABLE

In May 2008, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $38,000 and nine monthly payments of $23,000 beginning on May 27, 2008.  During March 2009, the outstanding balance of the note was paid in full.  In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $45,000 and nine monthly payments of $28,000 beginning on May 27, 2009.  As of June 30, 2009, the outstanding balance of the note was $196,000.

See review report of Independent Registered Public Accounting Firm.

On March 25, 2009, we borrowed $3.0 million from an unaffiliated party pursuant to an unsecured promissory note which was paid in full on May 7, 2009, with an exit fee of $0.6 million.  We used these funds to purchase a portion of the Junior Subordinated Notes referred to above.  See Note I – Junior Subordinated Notes.

During May 2009, we, VRM I and Fund III, mortgaged a portion of our real estate held for sale known as Redwood Place, LLC for approximately $3.2 million, of which our portion was approximately $2.4 million.  Interest, loan fees and property taxes related to the mortgage totaled $234,000, of which our portion was $178,000.  This mortgage was paid in full during June 2009, as part of the sale of Redwood Place, LLC.

On May 14, 2009 we commenced contacting potential investors in connection with efforts to raise up to $15 million through a private placement of short term unsecured notes bearing a 20% coupon.  As of June 30, 2009, we have raised approximately $0.9 million, in connection with this private placement.

During April and May 2009, we, VRM I and Fund III borrowed $225,000, of which our portion is $135,000, from unrelated parties, secured by a portion of our real estate held for sale known as Jeffrey's Court.  The maturity terms of the notes were six and 12 months with an annual interest rate at 12%.  The notes require monthly interest only payment and principal due at maturity.  On August 6, 2009, we, VRM I and Fund III sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

NOTE L — FAIR VALUE

As of June 30, 2009, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, secured borrowings and Junior Subordinated Notes payable.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2009, measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

See review report of Independent Registered Public Accounting Firm.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2009	Carrying Value on Balance Sheet at 06/30/2009
Assets
Investment in marketable securities - related party	$502,000	$--	$--	$502,000	$502,000
Investment in real estate loans	$--	$--	$118,678,000	$118,678,000	$119,714,000
Assets under secured borrowings	$--	$--	$10,600,000	$10,600,000	$10,600,000

Liabilities
Secured borrowings	$--	$--	$9,907,000	$9,907,000	$9,907,000
Junior subordinated notes payable	$--	$--	$18,155,000	$18,155,000	$36,310,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2009 to June 30, 2009:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on March 31, 2009	$135,727,000	$10,600,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(15,330,000)	--
Change in impairment on restructured loans	110,000	--
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(5,114,000)	--
Transfer of allowance on real estate loans to real estate held for sale	2,457,000	--
New mortgage loans and mortgage loans bought	3,822,000	--
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(6,363,000)	--
Reduction of allowance for loan losses related to sale of investment in real estate loan	2,045,000	--
Temporary change in estimated fair value based on future cash flows	1,324,000	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on June 30, 2009, net of temporary valuation adjustment	$118,678,000	$10,600,000

See review report of Independent Registered Public Accounting Firm.

	Liabilities
	Secured borrowings	Junior subordinated notes payable

Balance on March 31, 2009	$9,907,000	$28,600,000
Gain on repurchase of junior subordinated notes payable	--	9,683,000
Payment on junior subordinated notes payable	--	(20,040,000)
Temporary change in estimated fair value	--	(88,000)
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on June 30, 2009, net of temporary valuation adjustment	$9,907,000	$18,155,000

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, FAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  We do not expect adoption of FAS 165 to have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

See review report of Independent Registered Public Accounting Firm.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168” or “Codification”).  This Codification will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in our third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial is currently scheduled to begin on September 25, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

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

NOTE O — LEGAL MATTERS INVOLVING THE COMPANY

In April 2006, the lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  We, VRM I, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  The Vestin entities and the State of Hawaii are in the process of negotiating a new agreement that would permit the foreclosure to proceed.  Agreements in principle have been reached; however, an agreement has not yet been signed.

We and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The trial is currently scheduled to begin on September 25, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of our management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

NOTE Q — SUBSEQUENT EVENTS

In accordance with FAS 165, the following subsequent events have been evaluated through August 14, 2009, the date our financial statements were filed with the SEC.  Events after this date have not been evaluated in the set of financial statements being presented for the three and six months ended June 30, 2009.

On July 23, 2009, we and VRM I foreclosed on the WHM Copper Mountain Investments, LLC loan and classified it as real estate held for sale totaling $13.8 million, of which our portion is approximately $11.5 million.

On June 24, 2009, we foreclosed upon our second position in the 3900, LLC loan and classified it as real estate held for sale, with a zero balance.  Subsequently, the first position lien holder concluded their foreclosure on the collateral securing their loan.

In July 2009, we exchanged $20.0 million of the Junior Subordinated Notes for certain replacement securities, which were acquired for approximately $10.0 million.  On August 11, we deposited an additional $4.0 million for the purchase of replacement securities which will be exchanged for $8.0 million face value of the trust preferred securities.  As of August 14, 2009, we had approximately $16.3 million in trust-preferred securities and $27,000 of common trust securities outstanding and we are in compliance with all covenants of the Junior Subordinated Notes.

See review report of Independent Registered Public Accounting Firm.

During July 2009, our manager negotiated the payoff of the Wolfpack Properties, LLC loan for approximately $4.3 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.4 million.  The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $6.1 million, we, VRM I and Fund III, will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was approximately $3.9 million and approximately $1.3 million of the promissory note.

During July 2009, our manager negotiated the payoff of the Devonshire, LLC loan for approximately $4.1 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.3 million. The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $5.8 million, we, VRM I and VF III will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was approximately $1.8 and approximately $1.2 million of the promissory note.

On August 6, 2009, we, VRM I and Fund III sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

On August 10, 2009, we, VRM I and Fund III classified a commercial loan totaling approximately $11.4 million, of which our portion is approximately $10.3 million, as non-performing.  This loan was to provide financing for the renovation and flagging of a 430-room full service hotel to be known as the Sheraton Ft. Worth Hotel and Spa located in Ft. Worth, Texas.  Based on our manager’s evaluation and an updated appraisal obtained in April 2009, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of August 14, 2009.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vestin Realty Mortgage II, Inc.

We have reviewed the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. and its subsidiary as of June 30, 2009, and the related consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, the consolidated statements of equity and other comprehensive loss for the six-month period ended June 30, 2009, and the consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008. All information included in these consolidated financial statements is the representation of the management of Vestin Realty Mortgage II, Inc.

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
August 14, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2008 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2009.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of June 30, 2009, we had 13 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $56.3 million, net of allowance for loan losses of approximately $43.5 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $75.9 million or 47% of our total assets as of June 30, 2009, as compared to approximately $98.1 million or 49% of our total assets as of December 31, 2008.  At June 30, 2009, non-performing assets consisted of approximately $19.6 million of real estate held for sale and approximately $56.3 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $55,000, during the six months ended June 30, 2009.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

As of June 30, 2009, our loan-to-value ratio was 74.09%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of June 30, 2009, we have provided a specific reserve allowance for 11 non-performing loans and 9 performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of June 30, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total revenues	$2,376,000	$5,916,000	$4,524,000	$13,072,000
Total operating expenses	19,518,000	24,867,000	25,331,000	26,970,000
Non-operating income	9,686,000	1,639,000	9,629,000	1,824,000
Loss from real estate held for sale	(7,064,000)	(11,291,000)	(9,749,000)	(13,256,000)

Loss before provision for income taxes	(14,520,000)	(28,603,000)	(20,927,000)	(25,330,000)

Provision for income taxes	--	--	--	--

Net loss	$(14,520,000)	$(28,603,000)	$(20,927,000)	$(25,330,000)

Basic and diluted loss per common share	$(1.05)	$(1.92)	$(1.52)	$(1.70)
Dividends declared per common share	$--	$0.17	$--	$0.49
Weighted average common shares	13,785,040	14,881,563	13,786,939	14,878,568
Weighted average term of outstanding loans, including extensions	23 months	17 months	23 months	17 months

Comparison of Operating Results for the three months ended June 30, 2009, to the three months ended June 30, 2008.

Total Revenues:  For the three months ended June 30, 2009, total revenues were approximately $2.4 million compared to approximately $5.9 million for the same period in 2008, a decrease of approximately $3.5 million or 60% compared to the same period in 2008 due in significant part to the following factors:

•
Interest income from investments in real estate loans was approximately $2.2 million during the three months ended June 30, 2009 compared to approximately $5.4 million during the same period in 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and our ability to collect the interest earned on these loans.  As of June 30, 2009, our investment in real estate loans was approximately $181.8 million.  As of June 30, 2008, our investment in real estate loans was approximately $287.6 million.  The decline in interest income is largely attributable to the increase in non-performing assets, which has reduced the amount of cash available for investment in new loans and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  As of June 30, 2009, approximately $99.8 million (55%), prior to allowances for loan losses, of our loans were non-performing compared to approximately $122.0 million (42%) as of June 30, 2008.  For additional information on our loan portfolio, see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements of this Quarterly Report Form 10-Q.

•
Included in other income during the three months ended June 30, 2008, we recognized approximately $0.3 million from a settlement with a prior borrower.  During the same period in 2009, no similar income was recorded.

Total Operating Expenses:  For the three months ended June 30, 2009, total operating expenses were approximately $19.5 million compared to approximately $24.9 million during the three months ended June 30, 2008, a decrease of approximately $5.3 million or 22%.  Expenses were primarily affected by the following factors:

•
During the three months ended June 30, 2009, we recognized a provision for loan loss totaling approximately $15.3 million, compared to approximately $22.3 million for the same period in 2008.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the three months ended June 30, 2009, as compared to the same period in 2008, is indicative of a trend.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
We recognized approximately $0.9 million of interest expense during the three months ended June 30, 2009, related to the Junior Subordinated Notes issued, during June 2007, in connection with the trust preferred financing, compared to approximately $1.3 million during the same period in 2008.  The total amount of outstanding Junior Subordinated Notes has been reduced as we have retired a significant portion of the Notes.  In April 2009, we exchanged $20 million of the Junior Subordinated notes for certain replacement securities, which we acquired for approximately $10.0 million.  This exchange resulted in a gain of approximately $9.7 million.  In addition, we incurred approximately $0.9 million in loan fees relating to the financing and purchase of these Junior Subordinated notes.

•
During the three months ended June 30, 2009, we recognized approximately $0.4 million of interest expenses related to secured borrowings held during the period compared to approximately $0.1 million for the same period in 2008.

•
Professional fees increased approximately $0.9 million during three months ended June 30, 2009, compared to the same period in 2008, primarily due to legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  During the quarter ended June 30, 2009, we received subject to a reservation of rights payment of approximately $1.5 million from our D&O insurance carrier in respect of legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  See Note O – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income:  During the three months ended June 30, 2009, total non-operating income was approximately $9.7 million compared to non-operating income of $1.6 million during the three months ended June 30, 2008, an increase of $8.0 million or 491%.  The increase in income is due to the recognition of a gain of approximately $9.7 million, relating to the retirement of $20 million of Junior Subordinated Notes at a discount.  During the three months ended June 30, 2008 we recognized a gain of approximately $1.6 million, relating to the purchase of outstanding Junior Subordinated Notes at a discount to the face amount of such debt.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2009, total losses from real estate held for sale were approximately $7.1 million compared to approximately $11.3 million for the three months ended June 30, 2008, a decrease of approximately $4.2 million or 37% due in significant part to the following factors:

•
We wrote down approximately $6.4 million on six properties held for sale during the three months ended June 30, 2009, compared to approximately $11.0 million on four properties held for sale during the three months ended June 30, 2008.  These write-downs resulted from declining real estate values which adversely impacted the value of the properties we acquired through foreclosure.  For additional information see Note F – Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
We recorded a net loss of approximately $0.2 million on the sale of three real estate held for sale properties during the three months ended June 30, 2009.  No sales of real estate held for sale were made during the three months ended June 30, 2008.  For additional information see Note F – Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2009, to the six months ended June 30, 2008.

Total Revenues:  For the six months ended June 30, 2009, total revenues were approximately $4.5 million compared to approximately $13.1 million during the six months ended June 30, 2008, a decrease of approximately $8.5 million or 65%.  Revenues were primarily affected by the following factor in addition to the factors discussed above in Total Revenues for the three months ended June 30, 2009:

•
Interest income from investments in real estate loans decreased to approximately $4.3 million during the six months ended June 30, 2009, compared to approximately $12.5 million during the same period in 2008, primarily due to the increase in non-performing loans referred to above.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q

Total Operating Expenses:  For the six months ended June 30, 2009, total operating expenses were approximately $25.3 million compared to approximately $27.0 million during the six months ended June 30, 2008, a decrease of approximately $1.6 million or 6%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended June 30, 2009:

•
We recognized approximately $2.2 million of interest expense during the six months ended June 30, 2009 related to the junior subordinated notes issued in connection with the trust preferred financing, compared to approximately $2.6 million during the same period in 2008.

•
During the six months ended June 30, 2009, we recognized approximately $0.8 million of interest expenses related to secured borrowings held during the period compared to approximately $0.1 million for the same period in 2008.

•
During the six months ended June 30, 2009, we recognized a provision for loan loss totaling approximately $16.6 million, compared to approximately $22.3 million for the same period in 2008.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the six months ended June 30, 2009, as compared to the same period in 2008, is indicative of a trend.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Professional fees increased approximately $2.9 million during six months ended June 30, 2009, compared to the same period in 2008, primarily due to the legal fees relating to the legal actions that have been filed against us in connection with the REIT conversion.  See Note O – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income:  For the six months ended June 30, 2009, total non-operating income was approximately $9.6 million compared to approximately $1.8 million during the six months ended June 30, 2008, an increase of approximately $7.8 million or 428%.  This increase is mainly due to the purchase of debt noted above.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2009, total losses from real estate held for sale were approximately $9.7 million compared to approximately $13.3 million during the six months ended June 30, 2008, a decrease of approximately $3.6 million or 26%.  The loss from real estate held for sale is due to the write-down on nine real estate held for sale properties, of approximately $8.9 million, during the six months ended June 30, 2009.  During the six months ended June 30, 2008, total write-downs on real estate held for sale was approximately $12.8 million.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the six months ended June 30, 2009, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net income and total estimated taxable income and estimated REIT taxable income for the six months ended June 30, 2009:

For the Six Months Ended
June 30, 2009
Net loss, as reported	$(20,927,000)
Add (deduct):
Provision for loan loss	16,604,000
Write-down on real estate held for sale	8,917,000
Net tax loss on foreclosure of real estate loans	(17,935,000)
Book loss on sale of real estate held for sale	228,000
Net Tax loss on sale of real estate held for sale	(357,000)
Book loss (gain) on sale of real estate loan	(110,000)
Tax loss on sale of real estate loan	(14,837,000)
Recovery of allowance for doubtful notes receivable	(14,000)
Provision for doubtful accounts related to receivable	53,000
Total taxable loss	(28,378,000)
Less : Taxable income attributable to TRS II, Inc.	56,000

Estimated REIT taxable loss	$(28,322,000)

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

During the six months ended June 30, 2009, net cash flows used by operating activities approximated $4.5 million.  Operating cash flows were adversely impacted by the decrease in interest income, related to the decrease in our investments in real estate loans, of approximately $8.1 million during the six months ended June 30, 2009, compared to the same period in 2008.  In addition, we incurred approximately $8.9 million in write-downs on real estate held for sale and approximately $16.6 million in provisions for loan losses during the six months ended June 30, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of real estate held for sale of approximately $23.7 million and cash used for new investments and purchases of real estate loans totaling approximately $17.4 million.  Cash flows from financing activities consisted of a notes payable of approximately $4.0 million and payment on notes payable of approximately $13.1 million.  Financing activities also consisted of a purchase of treasury stock totaling $42,000.

At June 30, 2009, we had approximately $5.7 million in cash, $0.5 million in marketable securities – related party and approximately $161.2 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $56.3 million and $19.6 million, respectively, as of June 30, 2009, compared to approximately $73.7 million and $24.4 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

We have no current plans to sell any new shares except through our dividend reinvestment program.  As of August 14, 2009, approximately 10% of our stockholders owning less than 1% our outstanding shares have elected to reinvest their dividends.  The level of dividend reinvestment in the future will depend upon our performance, as well as the number of our stockholders who prefer to reinvest rather than receive current dividends.

On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  On March 25, 2009, we entered into a letter agreement with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to the letter agreement, during June 2009, we exchanged $20 million of the Junior Subordinated Notes for certain replacement securities, which we acquired for approximately $10.0 million, in April 2009.  The replacement securities were acquired with funds consisting of $5.0 million from our operating and financing funds and $5.0 million from the letter of credit.  The transaction reduced our obligation on the Junior Subordinated Notes to approximately $36.3 million.  This transaction resulted in a net gain of approximately $9.7 million, net of transaction costs.  In addition, we are required to pay additional interest equal to $250,000 per year on the Junior Subordinated Notes, payable quarterly on the same payment dates as the current terms of the Junior Subordinated Notes.  We agreed to make a nonrefundable payment of $200,000 to Taberna to cover its costs related to the waiver and exchange arrangement.

On June 25, 2009, we entered into a letter agreement with Taberna that sets forth a mechanism for the potential retirement of the remaining outstanding trust preferred securities.  In July 2009, we exchanged $20.0 million of the Junior Subordinated Notes for certain replacement securities, which were acquired for approximately $10.0 million.  On August 11, we deposited an additional $4.0 million for the purchase of replacement securities which will be exchanged for $8.0 million face value of the trust preferred securities.  Under the letter agreement, we have until August 31, 2009 to deposit additional cash for the purchase of replacement securities.  Replacement securities will be exchanged within 30 days after the cash deposit for trust preferred securities at a ratio which provides for a discount of 50% from the face amount of the trust preferred securities.  No assurance can be give that we will have the funds available to complete the retirement of the remaining trust preferred securities.  Upon execution of the June 25, 2009 letter agreement, we made a nonrefundable payment of $326,500 to Taberna to cover its cost related to the exchanges.

As of August 14, 2009, we had approximately $16.3 million in trust-preferred securities and $27,000 of common trust securities outstanding and we are in compliance with all covenants of the Junior Subordinated Notes.

If we fail to comply with the financial covenants in the future, then, absent another waiver from the note holders, the lenders could declare an event of default and could seek to accelerate all amounts due under the Junior Subordinated Notes.  We might not have cash resources sufficient to pay the amounts due in the event of acceleration and we do not have in place any sources of liquidity which would enable us to meet our obligations in the event of an acceleration of the Junior Subordinated Notes.  For additional information regarding the First Supplemental Indenture see Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On March 25, 2009, we borrowed $3.0 million from an unaffiliated party pursuant to an unsecured promissory note which was paid in full on May 7, 2009, with an exit fee of $0.6 million.  We used these funds to purchase a portion of the Junior Subordinated Notes referred to above.  Per the terms of the loan, all subsequent proceeds from loan repayments and sales of property were used to pay down the note.

On May 14, 2009 we commenced contacting potential investors in connection with efforts to raise up to $15 million in a private placement of short term unsecured notes bearing a 20% coupon.  As of June 30, 2009, we have raised approximately $0.9 million, in connection with these private placement notes.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of June 30, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 34 real estate loans, as of June 30, 2009, with a balance of approximately $181.8 million as compared to investments in 39 real estate loans, as of December 31, 2008, with a balance of approximately $225.0 million.

As of June 30, 2009, we had 13 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $56.3 million, net of allowance for loan losses of approximately $43.5 million, which does not include the allowances of approximately $18.5 million relating to the decrease in the property value for performing loans as of June 30, 2009.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2009, we have provided a specific reserve related to 11 non-performing loans and 9 performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

During the six months ended June 30, 2009, we foreclosed upon five properties, totaling approximately $19.5 million, and classified them as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the six months ended June 30, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2009, we held 14 properties with a total carrying value of approximately $19.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2009:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Junior subordinated notes payable (1)	$(36,310,000)	$--	$--	$--	$(36,310,000)
Secured borrowings (2)	10,600,000	10,600,000	--	--	--
Notes payable (3)	196,000	196,000	--	--	--
Total	$(25,514,000)	$10,796,000	$--	$--	$(36,310,000)

(1)
During July 2009, we exchanged $20.0 million of the Junior Subordinated notes for certain replacement securities, which we acquired for approximately $10.0 million.  This transaction resulted in a net gain of approximately $9.6 million. See Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$2,365,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$11,827,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$23,654,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(2,365,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(11,827,000)
Weighted average interest rate assumption decreased by 10.0% or 1,00 basis points	$(23,654,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$1,818,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$9,088,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$18,176,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(1,818,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(9,088,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(18,176,000)

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

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At June 30, 2009, our aggregate investment in real estate loans was approximately $119.7 million, net of allowance of approximately $60.1 million, with a weighted average effective interest rate of 11.93%.  The weighted average interest rate of 11.93% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2009, was 11.66%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at June 30, 2009, was 23 months.  All of the outstanding real estate loans at June 30, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of June 30, 2009, none of our loans had a prepayment penalty, although 20 of our loans, totaling approximately $86.7 million, had an exit fee.  Out of the 20 loans with an exit fee, 7 loans, totaling approximately $34.7 million, were considered non-performing as of June 30, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of June 30, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of June 30, 2009.  See Note L – Fair Value of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Interest Earning Assets Aggregated by Maturity at June 30, 2009
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$122,488,000	$44,170,000	$15,106,000	$--	$--	$--	$181,764,000

Weighted Average Interest Rates	12.40%	11.98%	8.00%	--%	--%	--%	11.93%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2009.

At June 30, 2009, we also had approximately $6.2 million invested in cash and marketable securities – related party (VRM I).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the second fiscal quarter of 2009.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and Fund III.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

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

As of June 30, 2009, our non-performing assets were approximately $75.9 million, representing approximately 69% of our stockholders’ equity.  Non-performing assets included approximately $56.3 million in non-performing loans, net of allowance for non-performing loan losses of approximately $43.5 million, and approximately $19.6 million of real estate held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.  We have not paid any dividends since June 2008 and do not anticipate paying dividends in the foreseeable future.

As of June 30, 2009 and December 31, 2008, we had approximately $60.1 million and $78.2 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 74.09% and 84.01%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of June 30, 2009 and December 31, 2008, was 127.31% and 175.12%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

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

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Since the summer of 2007, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.  Such decline appears to be continuing in several of the principal markets in which we operate.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of June 30, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

An increased percentage of our loan portfolio consists of second deeds of trust which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and current business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of June 30, 2009, approximately 21.37% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust have increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

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

In June 2007, we completed the issuance of $60.1 million of trust preferred securities through a special purpose business trust in order to expand our capacity to invest in real estate loans.  The amount currently due on such notes is approximately $36.3 million.  The Junior Subordinated Notes sold in June 2007 in connection with the trust preferred financing bear interest at a fixed rate of 8.75% through July 2012; thereafter the interest rate is LIBOR plus 3.5%, resetting quarterly.  The First Supplemental Indenture governing the Junior Subordinated Notes sets forth a number of financial covenants.  On December 31, 2008, we were not in compliance with the revised tangible net worth covenant and the debt to tangible net worth covenant.  Subsequently, we entered into several agreements with Taberna providing for a waiver of all financial covenants effective December 31, 2008 through June 30, 2009.  In addition, pursuant to such agreements, we exchanged Junior Subordinated Notes for certain replacement securities, which we acquired for approximately one half of the principal amount of such Junior Subordinated Notes.  These exchanges reduced our obligation on the Junior Subordinated Notes to approximately $36.3 million at June 30, 2009 and to approximately $16.3 million at August 14, 2009.  We expect that the reduction in outstanding Junior Subordinated Notes will facilitate future compliance with financial covenants and we are currently in compliance with all such covenants.  However, no assurance can be given that we will continue to remain in compliance should our financial condition deteriorate.  See Note I – Junior Subordinated Notes of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

The terms of our indebtedness increase our operating risk and may reduce the amount we have available to distribute to stockholders.

We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  We currently have outstanding approximately $36.3 million of trust preferred securities bearing interest at 8.75%.  These borrowings will require us to carefully manage our cost of funds.  In order to benefit from the trust preferred securities, we need to loan the proceeds at rates in excess of the rates payable on the Junior Subordinated Notes.  No assurance can be given that we will be successful in making loans at rates in excess of our cost of funds, particularly if non-performing loans reduce our effective rate of return on our outstanding loans or if there is a continuing decline in interest rates.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.11 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of June 30, 2009, and December 31, 2008, we had $10.6 million in funds, including approximately $0.7 million in interest reserves, used under Inter-creditor Agreements.

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

Our ability to borrow funds for this purpose, or to expand our loan portfolio, is doubtful in light of current market conditions.  In addition, our ability to raise funds through an equity financing would be hindered by the current price of our stock.  If we raise capital through an equity offering, this may result in substantial dilution to our current stockholders.  Any debt financing may be expensive and might include restrictive covenants that would constrain our ability to declare dividends to our shareholders.  We may not be able to raise capital on reasonable terms, if at all, in the current market environment.  We are currently seeking to raise up to $15 million through the private placement of short term, unsecured notes bearing interest at an annual rate of 20%.

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

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and dividends will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss As of June 30, 2009, none of our loans had a prepayment penalty, although 20 of our loans, totaling approximately $86.7 million, had an exit fee.  Out of the 20 loans with an exit fee, 7 loans, totaling approximately $34.7 million, were considered non-performing as of June 30, 2009.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of June 30, 2009, our loans were in the following states: Arizona, California, Hawaii, Nevada, Oregon and Texas, with approximately 42% of our loans in Nevada.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Legal actions seeking damages and appraisal rights could harm our operating results and financial condition.

We are a party in several legal actions seeking damages and appraisal rights in connection with the REIT conversion.  See Note N – Legal Matters Involving The Manager and Note O – Legal Matters Involving The Company in the notes to the consolidated financial statement under Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  While we believe these actions are without merit, the defense of such actions has materially increased our legal costs and may require the substantial attention of our management.  The increased legal costs have adversely impacted our operating results.  As of June 30, 2009, we have incurred legal expenses of approximately $5.1 million related to such actions and have received reimbursement, subject to a reservation of rights, of approximately $1.5 million of such fees from our D&O insurance carrier.  No assurance can be made regarding future reimbursement of legal fees.   Moreover, any adverse outcome in such actions could result in our having to pay substantial damages, which would reduce our cash resources and harm our financial condition.

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

As of June 30, 2009, our loans were in the following states:  Arizona, California, Hawaii, Nevada, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Stockholders will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President) and Daniel B. Stubbs (Senior Vice President, Underwriting).  Both Mr. Shustek and Mr. Stubbs have extensive experience in our line of business, extensive market contacts and familiarity with our company.  We also rely upon Rocio Revollo who is our Chief Financial Officer and who has extensive familiarity with the company and our accounting systems.  Ms. Revollo’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions, LLC.  If Mr. Shustek or Mr. Stubbs were to cease their employment with our manager, or if Ms. Revollo’s services were no longer available through Strategix Solutions, they might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Strategix Solutions has the right to terminate its agreement with our manager on 90 days notice.  Ms. Revollo does not have an employment agreement with Strategix Solutions.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We paid our manager a management fee of approximately $0.5 million for the six months ended June 30, 2009.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.9 million and $0.6 million, respectively, in fees directly from borrowers for the six months ended June 30, 2009.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, Fund III and inVestin.  Our assets represented approximately 78% of the assets managed by Vestin Mortgage as of June 30, 2009.

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

VRM I is a company which engages in making mortgage loans similar to the loans that we make and is managed by our manager.  There may be cost savings and operating synergies that could be achieved by combining VRM I with VRM II.  After initial exploration of a possible combination of VRM I with VRM II, our Board of Directors decided to postpone further consideration of the possible combination.  Notwithstanding the postponement, our management has evaluated issues relevant to a possible combination and it is possible the potential combination will be pursued again in the future.  At this time, no decision has been made with respect to whether a combination will be pursued, or with respect to the possible form of any such combination.  Since our manager owes a duty to the investors in each of these entities, it could face a conflict of interest in considering such a possible combination.  Any decision with respect to a proposed combination with VRM I will most likely be subject to the approval of the independent directors or stockholders of VRM I as well as the approval of our Board of Directors.

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

As of June 30, 2009, we held 14 properties with a total carrying value of approximately $19.6 million recorded as investments in real estate held for sale and no properties in which we or an affiliate provided the financing, recorded as real estate held for sale – seller financed.  United States generally accepted accounting principles (“GAAP”) requires us to include real estate held for sale – seller financed until the borrower has met and maintained certain requirements.  The real estate held for sale collectively constituted approximately 12% of our assets as of June 30, 2009.

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

The market price of our common stock since trading commenced on May 1, 2006, to June 30, 2009, has ranged from $1.54 to $15.96 (adjusted for the 1-for-2.6 reverse stock split in December 2007).  We believe the price of our stock in the months after we were listed was affected by, among other things, selling pressure from stockholders seeking immediate liquidity and the level of non-performing assets, which we own.  We continue to own a significant level of non-performing assets and our sector of the market has suffered from the problems encountered by sub-prime lenders.  Our stock price may continue to be highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Our Company will be dissolved on December 31, 2020 unless the holders of a majority of our common stock determine otherwise.  As we move closer to the dissolution date, we expect to stop making new loans and our stock price could approach our book value per share.  However, no assurance can be given that the stock price will approach book value and then prevailing market conditions may affect the price of our stock even as we near 2020.

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

We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2009, we had purchased 1,198,573 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $5.7 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock, during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of June 30, 2009, we had a total of 1,212,323 shares of treasury stock carried on our books at cost totaling approximately $5.7 million.

The following is a summary of our stock purchases during the three months ended June 30, 2009, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
April 1 – April 30, 2009	--	$--	--	$4,308,000
May 1 – May 31, 2009	--	--	--	4,308,000
June 1 – June 30, 2009	--	--	--	4,308,000

Total	--	$--	--	$4,308,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	August 14, 2009
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	August 14, 2009
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	August 14, 2009
John E. Dawson

/s/ Robert J. Aalberts	Director	August 14, 2009
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	August 14, 2009
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	August 14, 2009
Roland M. Sansone