Form 10-Q/A
period 2009-03-31
Vestin Realty Mortgage II, Inc
filed 2009-09-15
CIK 1327603

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the Securities and Exchange Commission on May 8, 2009 (the “Original Filing”) is to amend an incorrect footnote statement in Part I, Item 1, Notes to Financial Statements on pages 20 and 21 in the Original Filing.

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

•
Essex Real Estate Partners, LLC is a participation in a commercial loan on five parcels in the Inspirada Town Center Project located in Henderson, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding principal balance on the loan is $3.0 million.  As of March 31, 2009, this loan has been considered non-performing for the last three months.  The Company entered into an intercreditor agreement with another lender wherein the lender agreed to repurchase the Company’s participation interest by February 1, 2008.  The lender defaulted on its repurchase obligation and the Manager commenced legal action to enforce the intercreditor agreement.  As of March 31, 2009, based on our manager’s evaluation, our manager has concluded that the current value of the loan should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

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

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of March 31, 2009:

Loan Name	Balance at March 31, 2009	Allowance for Loan Loss *	Net Balance at March 31, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$17,291,000	$(9,757,000)	$7,534,000	3/31/2004	60	45% of Part I 65% of Part II
Monterrey Associates, L.P.	2,155,000	(2,155,000)	--	9/1/2006	31	49%
3900 LLC	3,276,000	(3,276,000)	--	6/10/2008	11	100%
WCP Warm Springs Holdings 1, LLC	5,114,000	(2,457,000)	2,657,000	5/10/2008	10	60%
Babuski, LLC	7,707,000	--	7,707,000	6/17/2008	10	81%
South Bay Villas, LLC	5,800,000	(1,188,000)	4,612,000	5/6/2008	10	97%
Barger Road Cottages, LLC	46,000	--	46,000	12/5/2008	10	1%
Lohrey Investments, LLC	11,600,000	(6,497,000)	5,103,000	10/29/2008	9	73%
Cascadia Canyon, LLC	16,002,000	(8,434,000)	7,568,000	2/12/2009	8	82%
WHM Copper Mountain Investments, LLC	15,555,000	(4,093,000)	11,462,000	12/11/2009	6	83%
Meadowlark Assisted Living Community, LLC	2,217,000	(2,217,000)	--	8/7/2009	6	59%
Essex Real Estate Partners, LLC	3,000,000	--	3,000,000	12/1/2008	3	100%
Spectrum Town Center Property, LLC	12,600,000	--	12,600,000	4/30/2009	1	90%
2503 Panorama, LLC	4,740,000	(3,343,000)	1,397,000	2/2/2010	1	76%
	$107,103,000	$(43,417,000)	$63,686,000

*	Please refer to Specific Reserve Allowances below.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	September 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	September 15, 2009
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer and Director	September 15, 2009
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	September 15, 2009
John E. Dawson

/s/ Robert J. Aalberts	Director	September 15, 2009
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	September 15, 2009
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	September 15, 2009
Roland M. Sansone