Form 10-Q/A
period 2009-06-30
Vestin Realty Mortgage II, Inc
filed 2009-09-15
CIK 1327603

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Filing”) is to amend an incorrect footnote statement in Part I, Item 1, Notes to Financial Statements on pages 19 and 20 in the Original Filing.

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

•
Essex Real Estate Partners, LLC is a participation in a commercial loan on five parcels in the Inspirada Town Center Project located in Henderson, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding principal balance on the loan is $3.0 million.  As of June 30, 2009, this loan has been considered non-performing for the last six months.  The Company entered into an intercreditor agreement with another lender wherein the lender agreed to repurchase the Company’s participation interest by February 1, 2008.  The lender defaulted on its repurchase obligation and the Manager commenced legal action to enforce the intercreditor agreement.  As of June 30, 2009, based on our manager’s evaluation, our manager has concluded that the current value of the loan should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2009.

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

The following schedule summarizes the non-performing loans as of June 30, 2009:

Loan Name	Balance at June 30, 2009	Allowance for Loan Losses *	Net Balance at June 30, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
RightStar, Inc. (Part I & Part II)	$17,291,000	$(9,757,000)	$7,534,000	3/31/2004	63	45% of Part I 65% of Part II
3900 LLC	3,276,000	(3,276,000)	--	6/10/2008	14	100%
Babuski, LLC	7,707,000	(1,105,000)	6,602,000	6/17/2008	13	81%
South Bay Villas, LLC	5,800,000	(1,188,000)	4,612,000	5/6/2008	13	97%
Barger Road Cottages, LLC	46,000	--	46,000	12/5/2008	13	1%
Lohrey Investments, LLC	11,600,000	(6,497,000)	5,103,000	10/29/2008	12	73%
Cascadia Canyon, LLC	16,002,000	(8,434,000)	7,568,000	2/12/2009	11	82%
WHM Copper Mountain Investments, LLC	15,555,000	(4,093,000)	11,462,000	12/11/2009	9	83%
Meadowlark Assisted Living Community, LLC	2,217,000	(2,217,000)	--	8/7/2009	9	59%
Essex Real Estate Partners, LLC	3,000,000	--	3,000,000	12/1/2008	6	100%
Spectrum Town Center Property, LLC	12,600,000	(3,258,000)	9,342,000	4/30/2009	4	90%
2503 Panorama, LLC	4,740,000	(3,693,000)	1,047,000	2/2/2010	4	76%
	$99,834,000	$(43,518,000)	$56,316,000

*	Please refer to Specific Reserve Allowances below.

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

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	September 15, 2009
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	September 15, 2009
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	September 15, 2009
John E. Dawson

/s/ Robert J. Aalberts	Director	September 15, 2009
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	September 15, 2009
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	September 15, 2009
Roland M. Sansone