Form 10-K/A
period 2009-12-31
Vestin Realty Mortgage II, Inc
filed 2010-06-25
CIK 1327603

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

EXPLANATORY NOTE

The purpose of this Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 19, 2010 (the “Original Filing”) is to amend language in the Report of Independent Registered Public Accounting Firm and in Item 9A and Item 9A(T) on pages 51, 91 and 92 in the Original Filing.

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

Schedule IV
VESTIN REALTY MORTGAGE II, INC.
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO
(CONTINUED)

As of December 31, 2008:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Principal Amount Subject to Delinquency

A / D	13.00%	06/29/08	Fixed Interest only, Balloon Payment $13,000,000	1st	$13,000,000	$13,000,000	$13,000,000
Commercial	12.00%	02/12/09	Fixed Interest only, Balloon Payment $16,002,000	1st	$16,002,000	$16,002,000	$16,002,000
Commercial	10.00%	10/29/08	Fixed Interest only, Balloon Payment $11,600,000	1st	$11,600,000	$6,377,000	$11,600,000
Commercial	15.00%	04/30/10	Fixed Interest only, Balloon Payment 10,163,000	2nd	$10,163,000	$10,163,000	$--
Commercial	11.50%	04/05/08	Fixed Interest only, Balloon Payment $11,350,000	1st	$11,351,000	$7,765,000	$11,351,000
Commercial	14.00%	03/31/04	Fixed Interest only, Balloon Payment $17,291,000	1st	$17,291,000	$7,534,000	$17,291,000
Commercial	15.00%	04/30/09	Fixed Interest only, Balloon Payment $12,600,000	2nd	$12,600,000	$12,600,000	$--
Construction	10.50%	10/30/08	Fixed Interest only, Balloon Payment $6,272,000	1st	$6,272,000	$6,272,000	$--
Land	12.00%	06/17/08	Fixed Interest only, Balloon Payment $7,707,000	1st	$7,707,000	$7,707,000	$7,707,000
Land	11.00%	06/30/08	Variable Interest only, Balloon Payment $14,806,000	1st	$14,806,000	$6,630,000	$14,806,000
Land	11.00%	03/14/09	Fixed Interest only, Balloon Payment $6,981,000	1st	$6,981,000	$6,981,000	$--
Land	13.00%	12/19/09	Fixed Interest only, Balloon Payment $6,518,000	1st	$6,518,000	$6,518,000	$--
Land	11.50%	12/11/09	Fixed Interest only, Balloon Payment $15,555,000	1st	$15,555,000	$15,555,000	$15,555,000
Total					$149,846,000	$123,104,000	$107,312,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Item 9A(T) below.

ITEM 9A(T).	CONTROLS ADN PROCEDURES

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	June 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	June 25, 2010
Michael V. Shustek	(Principal Executive Officer)

/s/ Rocio Revollo	Chief Financial Officer	June 25, 2010
Rocio Revollo	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	June 25, 2010
John E. Dawson

/s/ Robert J. Aalberts	Director	June 25, 2010
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	June 25, 2010
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	June 25, 2010
Roland M. Sansone