Form 10-Q
period 2010-09-30
Vestin Realty Mortgage II, Inc
filed 2010-11-10
CIK 1327603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 13,322,136 shares of the Company’s Common Stock outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash	$14,268,000	$1,444,000
Investment in marketable securities - related party	576,000	651,000
Interest and other receivables, net of allowance of $226,000 at September 30, 2010 and $124,000 at December 31, 2009	2,027,000	1,100,000
Notes receivable, net of allowance of $9,174,000 at September 30, 2010 and $10,334,000 at December 31, 2009	--	--
Real estate held for sale	21,089,000	22,094,000
Investment in real estate loans, net of allowance for loan losses of $33,687,000 at September 30, 2010 and $58,916,000 at December 31, 2009	28,804,000	53,209,000
Due from related parties	122,000	317,000
Assets under secured borrowings	5,870,000	8,370,000
Deferred financing costs	--	175,000
Other assets	229,000	99,000

Total assets	$72,985,000	$87,459,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$8,123,000	$4,311,000
Secured borrowings	5,410,000	7,910,000
Note payable	110,000	28,000
Unearned revenue	41,000	--

Total liabilities	13,684,000	12,249,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 1,675,227 shares at September 30, 2010 and 1,381,137 at December 31, 2009	(6,639,000)	(6,152,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 13,322,136 outstanding at September 30, 2010 and 14,997,363 shares issued and 13,616,226 outstanding at December 31, 2009	1,000	1,000
Additional paid-in capital	278,550,000	278,550,000
Accumulated deficit	(212,611,000)	(196,637,000)
Accumulated other comprehensive loss	--	(552,000)

Total stockholders' equity	59,301,000	75,210,000

Total liabilities and stockholders' equity	$72,985,000	$87,459,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Revenues
Interest income from investment in real estate loans	$320,000	$1,290,000	$1,593,000	$5,591,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	110,000
Other income	37,000	4,000	232,000	117,000
Total revenues	357,000	1,294,000	1,825,000	5,818,000

Operating expenses
Management fees - related party	274,000	274,000	823,000	823,000
Provision for loan loss	424,000	19,663,000	3,472,000	36,266,000
Interest expense	202,000	2,405,000	814,000	5,482,000
Professional fees	2,876,000	2,241,000	5,660,000	5,514,000
Professional fees - related party	164,000	153,000	451,000	409,000
Loan fees	--	483,000	--	1,431,000
Other	307,000	189,000	974,000	814,000
Total operating expenses	4,247,000	25,408,000	12,194,000	50,739,000

Loss from operations	(3,890,000)	(24,114,000)	(10,369,000)	(44,921,000)

Non-operating income (loss)
Gain on purchase of debt	--	17,550,000	--	27,233,000
Interest income from banking institutions	--	--	--	22,000
Impairment of marketable securities - related party	(627,000)	--	(627,000)	--
Settlement expense	(2,192,000)	--	(2,239,000)	(76,000)
Total non-operating income (loss), net	(2,819,000)	17,550,000	(2,866,000)	27,179,000

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	--	1,000	55,000
Net gain (loss) on sale of real estate held for sale	(97,000)	5,000	285,000	(223,000)
Expenses related to real estate held for sale	(462,000)	(299,000)	(992,000)	(959,000)
Write-downs on real estate held for sale	--	(10,584,000)	(2,033,000)	(19,500,000)
Total loss from real estate held for sale	(559,000)	(10,878,000)	(2,739,000)	(20,627,000)

Loss before provision for income taxes	(7,268,000)	(17,442,000)	(15,974,000)	(38,369,000)

Provision for income taxes	--	--	--	--

NET LOSS	$(7,268,000)	$(17,442,000)	$(15,974,000)	$(38,369,000)

Basic and diluted loss per weighted average common share	$(0.54)	$(1.27)	$(1.18)	$(2.78)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	13,426,625	13,777,618	13,539,740	13,783,798

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Stockholders' Equity at December 31, 2009	1,381,137	$(6,152,000)	13,616,226	$1,000	$278,550,000	$(196,637,000)	$(552,000)	$75,210,000

Comprehensive Loss:

Net Loss						(15,974,000)		(15,974,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party							627,000	627,000

Unrealized Loss on Marketable Securities - Related Party							(75,000)	(75,000)

Comprehensive Loss								(15,422,000)

Purchase of Treasury Stock	294,090	(487,000)	(294,090)	--				(487,000)

Stockholders' Equity at September 30, 2010 (Unaudited)	1,675,227	$(6,639,000)	13,322,136	$1,000	$278,550,000	$(212,611,000)	$--	$59,301,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	9/30/2010	9/30/2009
Cash flows from operating activities:
Net loss	$(15,974,000)	$(38,369,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	133,000	39,000
Impairment of marketable securities - related party	627,000	--
Write-downs on real estate held for sale	2,033,000	19,500,000
Gain on sale of real estate held for sale	(454,000)	(248,000)
Loss on sale of real estate held for sale	169,000	471,000
Gain on purchase of debt	--	(27,233,000)
Recovery of allowance for doubtful notes receivable included in other income	(90,000)	(91,000)
Provision for loan loss	3,472,000	36,266,000
Prepaid interest income - unearned revenue	62,000
Amortized interest income	(21,000)	--
Amortized financing costs, included in interest expense	175,000	2,224,000
Change in operating assets and liabilities:
Interest and other receivables	(61,000)	158,000
Due to/from related parties	195,000	(860,000)
Other assets	114,000	116,000
Accounts payable and accrued liabilities	3,812,000	3,520,000
Net cash used in operating activities	(5,808,000)	(4,507,000)

Cash flows from investing activities:
Investments in real estate loans	(680,000)	(17,872,000)
Purchase of investments in real estate loans from:
Fund III	(200,000)	--
Third parties	(2,500,000)	(1,996,000)
Proceeds from loan payoffs	9,479,000	15,368,000
Sale of investments in real estate loans to:	--	--
VRM I	2,000,000	1,000,000
Fund III	--	500,000
Third parties	--	6,379,000
Proceeds related to real estate held for sale	11,157,000	13,586,000
Purchases of real estate held for sale – related party	(325,000)	--
Proceeds from note receivable	127,000	91,000
Notes receivable	(37,000)	--
Deposit liability	260,000	--
Changes in restricted cash	--	5,000,000
Net cash provided by investing activities	19,281,000	22,056,000

Cash flows from financing activities:
Principal payments on notes payable	(162,000)	(3,297,000)
Proceeds from issuance of notes payable	--	7,023,000
Purchase of debt	--	(28,125,000)
Purchase of treasury stock at cost	(487,000)	(165,000)
Net cash used in financing activities	(649,000)	(24,564,000)

NET CHANGE IN CASH	12,824,000	(7,015,000)

Cash, beginning of period	1,444,000	8,026,000

Cash, end of period	$14,268,000	$1,011,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended
	9/30/2010	9/30/2009

Supplemental disclosures of cash flows information:
Interest paid	$639,000	$3,258,000

Non-cash investing and financing activities:
Deferred gain on sale of real estate where we provided the financing	$4,000	$--
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$22,235,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$799,000
Payoff of loans funded through secured borrowings	$2,500,000	$2,230,000
Repurchase of interest reserves related to secured borrowings	$--	$233,000
Note payable relating to prepaid D & O insurance	$244,000	$251,000
Account receivable related to sale of loan collateral, held in escrow account	$1,957,000	$--
Allowance for notes receivable related to final payment & restricting of investments in real estate loans	$(336,000)	$2,488,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$15,335,000	$32,043,000
Loan rewritten with same or similar collateral	$--	$9,171,000
Adjustment of equity investment related to the repurchase of junior subordinated notes payable	$--	$(100,000)
Elimination of accrued liability related to purchase of junior subordinated notes payable	$--	$892,000
Write-off of interest receivable and related allowance	$236,000	$221,000
Sale of real estate held for sale where we provided the financing	$3,496,000	$--
Seller financed real estate held for sale reclassified loan	$(3,500,000)	$--
Adjustment to note receivable and related allowance	$(1,070,000)	$2,488,000
Recognition of unrealized loss on marketable securities – related party	$627,000	$--
Unrealized gain (loss) on marketable securities - related party	$(75,000)	$281,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC (“Fund I”) and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM I has investment objectives similar to ours, and Fund III is in the process of an orderly liquidation of its assets.

The consolidated financial statements include the accounts of us and our wholly owned taxable REIT subsidiary, Vestin TRS II, Inc (“TRS II”).  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and Fund III.  Our former Chief Financial Officer (“CFO”) and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC (“LL Bradford”), a certified public accounting firm that provides non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford.  None of the owners of Strategix Solutions have served or are currently serving as officers of the Company or our manager.  Our agreement with Strategix Solutions may be terminated with or without cause by our manager or our Board of Directors upon 30 days prior written notice.  Strategix Solutions may terminate the contract, with or without cause, upon 60 days prior written notice.

Our former CFO, Rocio Revollo, was replaced, effective May 21, 2010.  Pursuant to the terms of our agreement with Strategix Solutions, they will designate, subject to the approval of our Board of Directors, a new CFO for the Company.  Strategix Solutions is currently looking for a new CFO; however, Ms. Revollo’s replacement has not yet been identified.  Our current CEO, Michael Shustek, is acting as interim CFO.

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Original appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

Real Estate Held for Sale

Real estate held for sale (“REO”) includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market price as of September 30, 2010.  All securities are classified as available-for-sale.

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

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required:

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and nine months ended September 30, 2010 and 2009.  The following is a computation of the EPS data for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(7,268,000)	$(17,442,000)	$(15,974,000)	$(38,369,000)

Weighted average number of common shares outstanding during the period	13,426,625	13,777,618	13,539,740	13,783,798

Basic and diluted loss per weighted average common share outstanding	$(0.54)	$(1.27)	$(1.18)	$(2.78)

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  We will continue to comply with the REIT requirements and will distribute at least ninety percent (90%) of our accumulated REIT taxable income.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2010, we had purchased 1,661,477 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $6.6 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of September 30, 2010, we had a total of 1,675,227 shares of treasury stock carried on our books at cost totaling approximately $6.6 million. As of December 31, 2009, we had a total of 1,381,137 shares of treasury stock carried on our books at cost totaling approximately $6.2 million.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our financial statements.  The net income tax provision for the nine months ended September 30, 2010 and 2009 was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2010 and December 31, 2009, we had approximately $13.9 million and $1.7 million, respectively, in excess of the federally-insured limits.

As of September 30, 2010, 40%, 24%, 20% and 15% of our loans were in Nevada, Arizona, Texas and California, respectively, compared to 39%, 15%, 11% and 19%, at December 31, 2009, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 49% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates are at 0% and 15%, respectively, and an aggregate outstanding balance of approximately $30.7 million.  As of September 30, 2010, our largest loan, totaling $12.6 million, is located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The two loans with interest rates at 0% are a result of troubled debt restructuring whereby, the total interest on the two performing loans is being fully accrued and payable at maturity.  See “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.  At December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 27% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Arizona and Hawaii, with first lien positions on the Hawaii loans and a second lien position on the Arizona loan.  Their interest rates were at 14% and 15%, respectively, and had an aggregate outstanding balance of approximately $29.9 million.  During July 2010, the loans in Hawaii were foreclosed upon and classified as real estate held for sale.

We have a significant concentration of credit risk with our largest borrowers.  During the nine months ended September 30, 2010, two of our performing loans totaling approximately $19.6 million, of which our portion was approximately $9.6 million, accounted for approximately 39% of our interest income.  During June 2010, one of these loans was paid in full, totaling $15.0 million, of which our portion was approximately $7.9 million.  During the nine months ended September 30, 2009, two of our performing loans totaling approximately $38.6 million, of which our portion was approximately $18.1 million, accounted for approximately 26% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of September 30, 2010 and December 31, 2009, four loans totaling approximately $19.8 million, representing approximately 31.7% and 17.6%, respectively, of our portfolio’s total value, had a common guarantor.  As of September 30, 2010 and December 31, 2009, all four loans were fully reserved and two of the four loans were considered performing.  The two non-performing loans totaled approximately $15.9 million.

As of September 30, 2010 and December 31, 2009, four and three loans, respectively, totaling approximately $11.4 million and $6.3 million, respectively, had a common guarantor.  These loans represented approximately 18.3% and 5.6% of our portfolio’s total value as of September 30, 2010 and December 31, 2009, respectively.  Two of the loans as of September 30, 2010 and December 31, 2009, were related to our secured borrowings of approximately $5.9 million and $8.4 million, respectively, including approximately $0.5 million in interest reserves.  One loan is secured by a second deed of trust and had a balance of approximately $1.6 million as of September 30, 2010 and December 31, 2009.  The fourth loan originated as a seller-finance loan on real estate held for sale during February 2010 and totaled approximately $3.5 million.  During June 2010, the borrower on this loan paid an additional $0.8 million towards the principal of the loan balance, which met the minimum equity and continued investment requirements that allowed us to no longer classify this loan as seller-financed REO.  As a result of this principal payment, we recognized the unrealized gain of $264,000 on the sale or our REO.  All of these loans were considered performing as of September 30, 2010 and December 31, 2009.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2010 and December 31, 2009, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2010 and December 31, 2009, we had no investments in real estate loans that had interest reserves.  As of September 30, 2010, one loan totaling approximately $1.1 million, of which our portion was approximately $1.0 million, had prepaid their interest for one year as part of a one year extension agreement.  The prepaid interest totaled $68,000, of which our portion was $62,000.  Interest income will be recognized as it is earned. As of September 30, 2010, we have recognized $21,000 in interest income on this loan.

Loan Portfolio

As of September 30, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15%.  As a result of troubled debt restructuring, the total interest on three performing loans is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  The principal amount due to us from this Borrower was $11.6 million.  An unaffiliated lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the priority of the security interest has been filed with the Bankruptcy Court on our behalf; however, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $2.0 million and an account receivable in such amount has been recorded on our balance sheet.

Investments in real estate loans as of September 30, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	12	$39,099,000	9.04%	62.57%	67.73%
Construction	3	10,269,000	4.84%	16.43%	98.22%
Land	4	13,123,000	1.81%	21.00%	76.56%
Total	19	$62,491,000	6.83%	100.00%	75.38%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	17	$77,285,000	12.64%	68.93%	63.05%
Construction	4	13,738,000	7.91%	12.25%	84.66%
Land	5	21,102,000	9.64%	18.82%	78.83%
Total	26	$112,125,000	11.50%	100.00%	69.95%

*

Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2010 and December 31, 2009, was 1.99% and 9.26%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2010, and December 31, 2009:

Loan Type	Number of Loans	September 30, 2010 Balance*	Portfolio Percentage	Number of Loans	December 31, 2009 Balance*	Portfolio Percentage

First deeds of trust	11	$26,970,000	43.16%	18	$76,571,000	68.29%
Second deeds of trust	8	35,521,000	56.84%	8	35,554,000	31.71%
Total	19	$62,491,000	100.00%	26	$112,125,000	100.00%

*

Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2010:

Non-performing and past due loans (a)	$26,285,000
October 2010 – December 2010 (b)	5,551,000
January 2011 – March 2011	17,683,000
April 2011 – June 2011	1,036,000
July 2011 – September 2011	1,267,000
October 2011 – December 2011	10,669,000
Thereafter	--

Total	$62,491,000

(a)

Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2010.

(b)

Some of these loans have been or are in the process of being extended subsequent to November 10, 2010.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$15,052,000	24.09%	$17,052,000	15.21%
California	9,633,000	15.42%	21,267,000	18.97%
Hawaii	--	0.00%	17,291,000	15.42%

Nevada	25,072,000	40.12%	43,781,000	39.05%
Oregon	46,000	0.07%	46,000	0.04%
Texas	12,688,000	20.30%	12,688,000	11.31%
Total	$62,491,000	100.00%	$112,125,000	100.00%

*

Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$62,491,000	$112,125,000
Less:
Allowance for loan losses (a)	(33,687,000)	(58,916,000)
Balance per consolidated balance sheets	$28,804,000	$53,209,000

(a)

Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2010, we had seven loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.9 million, net of allowance for loan losses of approximately $22.3 million, which does not include the allowances of approximately $11.4 million relating to performing loans as of September 30, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At September 30, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2010	Allowance for Loan Losses	Net Balance at September 30, 2010

Commercial	5	$21,079,000	$(19,541,000)	$1,538,000
Construction	1	2,896,000	(2,736,000)	160,000
Land	1	2,190,000	--	2,190,000
Total	7	$26,165,000	$(22,277,000)	$3,888,000

•

Commercial – On July 13, 2010 we, VRM I and Vestin Mortgage completed our foreclosure of the non-performing RightStar loans and classified the property as REO with a net book value of approximately $14.1 million of which our portion was approximately $8.5 million.  As of September 30, 2010, five of our 12 commercial loans were considered non-performing.  The outstanding balance on the five non-performing loans was approximately $31.0 million, of which our portion was approximately $21.1 million.  As of September 30, 2010, these loans have been non-performing from 13 months to 28 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of September 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $24.5 million, of which our portion is approximately $19.5 million.  In addition, three of our five non-performing commercial loans totaling approximately $18.0 million have been fully impaired and are secured by second deeds of trust.  As of November 10, 2010, these loan balances have not been charged off.

•

Construction – On August 5, 2010, we and VRM I completed our foreclosure of a non-performing construction loan, with a net book value of approximately $1.75 million, of which our portion was approximately $1.69 million, and classified the property as REO.  As of September 30, 2010, one of our three construction loans was considered non-performing.  The outstanding balance on the non-performing loan is approximately $2.9 million.  This loan became non-performing during September 30, 2010.  Our manager has commenced foreclosure proceedings on this loan, and will proceed with legal action to enforce the personal guarantees as our manager deems appropriate.  As of September 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance on this construction loan of approximately $2.7 million.

•

Land – As of September 30, 2010, one of our four land loans was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  During April 2010, this non-performing loan, totaling approximately $3.2 million, of which our portion is approximately $2.2 million, complied with the terms of its loan agreement and was considered a performing loan; however, in May 2010 this loan became non-performing again due to failure to comply with its loan agreement.  Our manager has commenced foreclosure proceedings on this loan.  As of September 30, 2010, based on current estimates with respect to the value of the underlying collateral, our manager believes that such collateral is sufficient to protect us against further losses of principal.  On October 19, 2010, we, VRM I and Fund III completed our foreclosure of this non-performing land loan and classified the property as REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 69%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
	Balance	Allowance for loan losses **	Balance, net of allowance

Non-performing loans – no related allowance	$2,190,000	$--	$2,190,000
Non-performing loans – related allowance	23,975,000	(22,277,000)	1,698,000
Subtotal non-performing loans	26,165,000	(22,277,000)	3,888,000

Performing loans – no related allowance	9,018,000	--	9,018,000
Performing loans – related allowance	27,308,000	(11,410,000)	15,898,000
Subtotal performing loans	36,326,000	(11,410,000)	24,916,000

Total	$62,491,000	$(33,687,000)	$28,804,000

	As of December 31, 2009
	Balance	Allowance for loan losses **	Balance, net of allowance

Non-performing loans – no related allowance	$2,190,000	$--	$2,190,000
Non-performing loans – related allowance	66,148,000	(45,194,000)	20,954,000
Subtotal non-performing loans	68,338,000	(45,194,000)	23,144,000

Performing loans – no related allowance	18,362,000	--	18,362,000
Performing loans – related allowance	25,425,000	(13,722,000)	11,703,000
Subtotal performing loans	43,787,000	(13,722,000)	30,065,000

Total	$112,125,000	$(58,916,000)	$53,209,000

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

Specific Reserve Allowances

As of September 30, 2010, we have provided a specific reserve allowance for six non-performing loans and eight performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2010 and 2009 by loan type.

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/2010

A/D	$--	$--	$--	$--	$--	$--
Commercial	45,362,000	580,000	(9,642,000)	--	(9,757,000)	26,543,000
Construction	8,361,000	2,468,000	--	--	(4,109,000)	6,720,000
Land	5,193,000	424,000	--	--	(5,193,000)	424,000
Total	$58,916,000	$3,472,000	$(9,642,000)	$--	$(19,059,000)	$33,687,000

Loan Type	Balance at 12/31/2008	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/2009

A/D	$6,836,000	$--	$--	$--	$(6,836,000)	$--
Commercial	42,365,000	21,970,000	(4,656,000)	--	(12,253,000)	47,426,000
Construction	5,326,000	8,202,000	--	(5,242,000)	(628,000)	7,658,000
Land	23,681,000	6,895,000	(12,337,000)	--	(7,914,000)	10,325,000
Total	$78,208,000	$37,067,000	$(16,993,000)	$(5,242,000)	$(27,631,000)	$65,409,000

* The difference between the specific reserve allocation of approximately $37.1 million shown above and the $36.3 million on the statement of operations is $0.8 million.  As of December 31, 2008, a commercial loan and a land loan included an impairment reserve, applied to the loan balance, of approximately $0.3 million and $0.5 million, respectively.  During March 2009, the impairment reserves for these two loans were reclassified to their existing allowance for loan losses.

•

Commercial – As of September 30, 2010, 10 of our 12 commercial loans had a specific reserve allowance totaling approximately $32.8 million, of which our portion is approximately $26.5 million.  The outstanding balance on these 10 loans was approximately $51.0 million, of which our portion was $38.6 million.  As of September 30, 2010, six commercial loans had a specific reserve allowance for the full amount of the loan.  These loans totaled approximately $23.2 million and are secured by second deeds of trust.  Of the six fully impaired loans, three of them were non-performing and totaled approximately $18.0 million.  As of November __, 2010, none of the three fully impaired non-performing loans had been charged off.  We will continue to evaluate our position in these loans.

•

Construction – As of September 30, 2010, all of our three construction loans had a specific reserve allowance totaling approximately $7.1 million, of which our portion was approximately $6.7 million.  The outstanding balance on these three loans was approximately $17.3 million, of which our portion is $10.3 million.  We will continue to evaluate our position in these loans.

•

Land – As of September 30, 2010, one of our four land loans had a specific reserve allowance totaling approximately $0.4 million.  The outstanding balance on this loan was approximately $2.4 million.  We will continue to evaluate our position in these loans.

Troubled Debt Restructuring

As of September 30, 2010 and December 31, 2009, we had seven loans, totaling approximately $31.6 million and $30.6 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2010 and December 31, 2009:

As of September 30, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	4	$16,797,000	3	$13,547,000	1	$3,250,000
Construction	2	7,372,000	2	7,372,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$31,619,000	6	$28,369,000	1	$3,250,000

As of December 31, 2009
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$15,530,000	2	$12,280,000	1	$3,250,000
Construction	2	4,722,000	2	4,722,000	--	--
Land	2	10,344,000	--	--	2	10,344,000
Total	7	$30,596,000	4	$17,002,000	3	$13,594,000

•

Commercial – As of September 30, 2010 and December 31, 2009, we had 12 and 17 commercial loans, respectively, four and three of them, respectively, were modified pursuant to TDR.  As of September 30 2010 and December 31, 2009, three of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  The two performing loans had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $1.7 million, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan’s interest rate was reduced from 10.5% payable monthly to 8% of which 3% is payable monthly and 5% is accrued and payable at maturity.  During September 2010, a fourth loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of November 10, 2010, the three performing loans continue to perform as required by the loan modification.  The remaining non-performing loan had its maturity date extended from September 30, 2009 to December 17, 2009, and then extended again to March 17, 2010 and June 12, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  As of November 10, 2010, this loan remains non-performing.

•

Construction – As of September 30, 2010 and December 31, 2009, we had three and four construction loans, respectively, two of them, at each date, were modified pursuant to TDR.  During July 2009, our manager negotiated with a guarantor of four of our performing loans.  As part of the negotiations, two of the loans were paid off for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes were executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was approximately $2.5 million.  In addition, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrue at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.  As of November 10, 2010, the two remaining loans continue to perform as required by the loan modifications.

•

Land – As of September 30, 2010, one of our four land loans was modified pursuant to TDR.  During March 2010, upon maturity, this performing loan was extended for one year and had its interest rate modified.  The original interest rate of 11% payable monthly was adjusted from April 2010 to September 2010, all interest will be accrued and due upon maturity in March 2011.  From October 2010 to March 2011, 6% interest will be payable monthly and 5% will be accrued and due upon maturity.  As of November 10, 2010, this loan continues to perform as required by the loan modification.

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

As of September 30, 2010, our manager had granted extensions on 13 loans, totaling approximately $57.7 million, of which our portion was approximately $41.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, two of the 13 loans had become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at September 30, 2010, of $7.6 million, of which our portion is $5.9 million.  Our manager extended one non-performing loan secured by a second trust deed, during the nine months ended September 30, 2010, to postpone our foreclosure of the property to determine our exposure in relation to the first trust deed.  This loan continues to remain non-performing as of November 10, 2010.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2010 and December 31, 2009, we owned 533,675 shares of VRM I’s common stock, representing approximately 8.28% and 8.21%, respectively, of their total outstanding common stock.  The closing price of VRM I’s common stock on September 30, 2010, was $1.08 per share.

As of September 30, 2010, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there is an other-than-temporary impairment on our investment in VRM I as of September 30, 2010.  We have reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.08 per share as of September 30, 2010, totaling approximately $0.6 million and recognizing an impairment of approximately $0.6 million.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2010, we held seven properties with a total carrying value of approximately $21.1 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September 30, 2010, related to our REO, totaled $1.0 million and write-downs on our REOs totaled approximately $2.0 million.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  Set forth below is a roll-forward of REO during the nine months ended September 30, 2010:

Description	Balance at 12/31/2009	Acquisitions Through Foreclosure	Write Downs	Additions / (Cash Reductions)	Seller-Financed Loan	Net Cash Proceeds on Sales	Net Gain (Loss) on Sale of Real Estate	Balance at 09/30/2010

Land	$19,959,000	$13,644,000	$(2,033,000)	$317,000	$(3,500,000)	$(7,627,000)	$329,000	$21,089,000

Residential Building(s)	2,135,000	1,691,000	--	--	--	(3,782,000)	(44,000)	--

Total	$22,094,000	$15,335,000	$(2,033,000)	$317,000	$(3,500,000)	$(11,409,000)	$285,000	$21,089,000

Land

As of September 30, 2010, we held seven REO properties classified as Land, totaling approximately $21.1 million.  These properties were acquired between December 2006 and July 2010 and consist of commercial land and residential land.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $2.0 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•

Golf Course – A partially completed golf course located in Texas was foreclosed upon by us in August 2004.  On February 12, 2010, this property was sold to an unrelated third party for its book value of approximately $0.6 million.  No gain or loss was associated with this transaction.

•

Commercial Land – On February 12, 2010, we sold commercial land REO in Nevada for approximately $4.0 million, to an unrelated third party.  See Note G – Real Estate Held for Sale – Seller Financed below.  As part of this transaction, we paid our manager and Vestin Originations a total of $160,000 in administrative fees.  On April 27, 2010, we, VRM I and Fund III sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this transaction.  During July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii, with a net book value of approximately $14.1 million, of which our portion was approximately $8.5 million.  Subsequent to our foreclosure of this property, we and VRM I, acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals these properties, one was written down approximately $1.5 million.  As of September 30, 2010, we held three properties, classified as commercial land REO, located in Arizona, Nevada and Hawaii totaling approximately $11.2 million.

•

Residential Land – On January 15, 2010, four properties located in Nevada were sold to an unrelated third party for their approximate book value of a combined $2.1 million, of which our portion was approximately $1.7 million.  No gain or loss was associated with these transactions.  During April 2010, we acquired through foreclosure two properties located in Nevada with a net book value of approximately $5.2 million.  During July 2010, one property located in Nevada was sold to an unrelated third party for approximately $3.7 million, resulting in a gain of $73,000.  The other property was sold to an unrelated third party for approximately $1.1 million, resulting in a loss of $8,000.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals three of these properties were written down a total of approximately $0.5 million.  As of September 30, 2010, we held four properties, classified as residential land REO, located in Arizona and California totaling approximately $9.9 million.

Residential Building(s)

As of September 30, 2010, we had no REO properties classified as a Residential Building.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of the Residential Building REO properties we held, and based on its estimates and updated appraisals, no write-downs were deemed necessary.

•

Single Family Residential Properties – During the three months ended March 31, 2010, we and VRM I sold all the units on our Washington property for a total of approximately $1.0 million, of which our portion was approximately $0.8 million.  These transactions resulted in a net gain for us of $96,000.  During April and May 2010, we, VRM I and Fund III sold the two remaining units on our REO property located in California to an unrelated third party for a total of $325,000, of which our portion was $278,000.  These transactions resulted in a net gain for us of $21,000.  As of September 30, 2010, we had no single family residential properties.

•

Residential Apartment/Condo – On April 23, 2010, we, VRM I and Fund III sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $78,000.  There was approximately no gain or loss associated with this transaction.  On August 25, 2010, we, VRM I and Fund III sold a REO property located in Nevada to an unrelated third party for approximately $1.3 million, of which our portion was $1.0 million.  This transaction resulted in a net loss for us of $41,000.  On August 5, 2010, we and VRM I completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $1.7 million, of which our portion was approximately $1.6 million, net of prior allowance for loan loss.  During September 2010, we and VRM I sold this property to an unrelated third party for approximately $1.6 million, of which our portion was approximately $1.5 million.  This transaction resulted in a net loss for us of $120,000.  As of September 30, 2010, we had no residential apartment/condo properties.

NOTE G — REAL ESTATE HELD FOR SALE – SELLER-FINANCED

At September 30, 2010, we held no seller-financed REO properties that had been sold in a transaction where we provided the financing to the purchaser.  GAAP requires us to include these properties in REO until the borrower has met and maintained certain requirements.  Until borrowers have met the minimum equity ownership requirement to allow us to record a sale, we will record payments received under the deposit method.  We may share ownership of such properties with VRM I, our manager, or other related and/or unrelated parties.  The seller-financed REO, below, was accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  The following is a roll-forward of our seller-financed REO for the nine months ended September 30, 2010:

Description	Balance at 12/31/09	Seller-financed REO	Additions to Principal	Principal Payments	Balance Recognized as Loan	Balance at 09/30/10

Land	$--	$3,496,000	$4,000	$(752,000)	$(2,748,000)	$--

Total	$--	$3,496,000	$4,000	$(752,000)	$(2,748,000)	$--

•

Commercial Land – On March 30, 2009, we acquired through foreclosure proceedings commercial land located in Nevada and classified it as REO.  On February 12, 2010, we sold the commercial land REO to an unrelated third party for approximately $4.0 million.  As part of the sale we received a cash payment, net of expenses, of approximately $0.3 million, financed the remaining balance of $3.5 million, with accrued interest of 12.0% maturing on February 12, 2011, to the purchaser, and classified it as seller-financed REO.  This transaction resulted in an unrealized gain of approximately $0.3 million.  During June 2010, the borrower on this loan paid an additional $0.8 million towards the principal of the loan balance, which met the minimum equity and continued investment requirements, that allowed us to no longer classify this loan as seller-financed REO.  As a result of this principal payment, we recognized the unrealized gain of $264,000 on the sale or our REO.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and nine months ended September 30, 2010 and 2009, were approximately $274,000 and $823,000, respectively for each period.

As of September 30, 2010, and December 31, 2009, our manager owned 92,699 of our common shares, representing approximately 0.70% and 0.68%, respectively, of our total outstanding common stock.

During the three and nine months ended September 30, 2010, our manager received administrative fees of approximately $0.3 million and $0.5 million, respectively, related to the sale of VRM I, Fund III and our REO properties.  Our pro-rata share of these fees totaled approximately $0.3 million and $0.5 million, respectively.  During the three and nine months ended September 30, 2009, our manager received administrative fees of $0 and $0.5 million, respectively, related to the sale of VRM I, Fund III and our REO properties.  Our pro-rata share of these fees totaled $0 and approximately $0.4 million, respectively.  In addition, on February 12, 2010, we sold commercial land REO to an unrelated third party and provided the financing, which included administrative fees related to the sale of $40,000 paid to Vestin Originations.  There were no similar fees paid to Vestin Originations during the three and nine months ended September 30, 2009.  See Note F – Real Estate Held for Sale and Note G – Real Estate Held for Sale – Seller Financed.

On April 1, 2010, we funded a borrower’s extension fee of approximately $0.5 million, which was paid to our manager.  The amount was added to the loan balance, which was paid in full during June 2010.

During July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii, with a net book value of approximately $14.1 million, of which our portion was approximately $8.5 million.  Subsequent to our foreclosure of this property, we and VRM I, acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.

As of September 30, 2010, we had receivables from our manager of $4,000.  As of December 31, 2009, we had receivables from our manager of $3,000.

Transactions with Other Related Parties

As of September 30, 2010 and December 31, 2009, we owned 533,675 common shares of VRM I, representing approximately 8.28% and 8.21%, respectively, of their total outstanding common stock.

As of September 30, 2010, and December 31, 2009, VRM I owned 225,134 of our common shares, representing approximately 1.69% and 1.65%, respectively, of our total outstanding common stock.

As of September 30, 2010, we had receivables from VRM I of $108,000, primarily related to legal fees.  As of December 31, 2009, we had receivables from VRM I of approximately $0.3 million, primarily related to legal fees.

During the nine months ended September 30, 2010, we sold $2.0 million in real estate loans to VRM I.  During the nine months ended September 30, 2009, we sold $1.0 million in real estate loans to VRM I.  No gain or loss resulted from these transactions.

As of September 30, 2010, and December 31, 2009, Fund III owned 114,117 of our common shares, representing approximately 0.86% and 0.84%, respectively, of our total outstanding common stock.

As of September 30, 2010, we had receivables from Fund III of $10,000.  As of December 31, 2009, we had receivables from Fund III of $33,000

During the nine months ended September 30, 2010, we purchased a $0.2 million portion of a performing loan from Fund III.  During the nine months ended September 30, 2009, we sold approximately $0.5 million in real estate loans to Fund III.  No gain or loss resulted from these transactions.

During the three and nine months ended September 30, 2010, we incurred $164,000 and $451,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2009, we incurred $153,000 and $409,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

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

During the three and nine months ended September 30, 2010, SCORP, Inc., dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Vice President of Vestin Group, received a consulting fee of approximately $200,000, related to the sale of VRM I, VF III, and our REO properties. Our pro-rata share of these fees totaled approximately $200,000 for both periods.

NOTE I — NOTES RECEIVABLE

During October 2004, we and VRM I sold the Castaways Hotel/Casino in Las Vegas, Nevada of which our portion of the net cash proceeds was approximately $5.8 million.  We originally sold this property under a 100% seller financing arrangement.  The borrowers then sold the property to an unrelated third party that resulted in a payoff of the note and also allowed us to record the sale and remove the asset from seller-financed REO.  In addition, during September 2004, we received a promissory note from the guarantors of the loan in the amount of $440,000 in exchange for a release of their personal guarantees.  Since payments on the note did not begin for 18 months from the date of the note, we discounted the face value of the note to $328,000, which is based on a discount rate of 8% as of that date.  As of September 30, 2010, we have received $104,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $336,000 due.  During June 2010, the note was fully charged off.

During March 2005, we and VRM I sold the 126 unit hotel in Mesquite, Nevada for approximately $5.5 million of which our share of the proceeds were approximately $3.8 million, which resulted in a loss of approximately $0.8 million.  In addition, during June 2005, we and VRM I entered into a settlement agreement with the guarantors of the loan in the amount of $2.0 million in exchange for a release of their personal guarantees, of which our share was approximately $1.4 million.  The balance is secured by a second deed of trust, with a first installment of $100,000 due in July 2005 and monthly interest only payments of 5% on $1.1 million from July 2005 through July 2008, at which time the entire balance was due.  As of September 30, 2010, we have received $616,000 in principal payments.  However, due to the current financial position of the guarantor, our Manager has determined that we would not be able to recover any of the remaining $745,000 due.  During June 2010, the note was fully charged off.

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  As of September 30, 2010, we had received $184,000 in principal payments.  Payments will be recognized as income when received.  The balance of approximately $1.1 million was fully reserved as of September 30, 2010.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is approximately $1.3 million, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $3.9 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.4 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.3 million was fully reserved as of September 30, 2010.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is approximately $1.2 million, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $1.6 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.8 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.2 million was fully reserved as of September 30, 2010.

During December 2009, we and VRM I entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $5.6 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM I received a principal payment of $2.0 million, of which our portion was approximately $1.8 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $1.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $5.6 million was fully reserved as of September 30, 2010.

During July 2010, we entered into a promissory note, totaling $48,000 with the guarantor of a previous land loan.  During the three months ended September 30, 2010, we received a total of $38,000.  The remaining note balance will be paid over the next 20 months in equal payments of $500 each month.  Payments will be recognized as income when received.  The balance of $10,000 was fully reserved as of September 30, 2010.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs were fully amortized to interest expense over the original terms of the agreements.  As of September 30, 2010, and December 31, 2009, we had approximately $5.9 million and $8.4 million, respectively, in funds, including approximately $0.5 million in interest reserves, used under Inter-creditor agreements.

NOTE K — NOTES PAYABLE

In April 2009, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.9%.  The agreement required a down payment of $45,000 and nine monthly payments of $28,000 beginning on May 27, 2009.  During the three months ended March 31, 2010, the outstanding balance of the note was paid in full.  In April 2010, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 6.5%.  The agreement required a down payment of $82,000 and nine monthly payments of $28,000 beginning on May 27, 2010.  As of September 30, 2010, the outstanding balance of the note was $110,000.

NOTE L — FAIR VALUE

As of September 30, 2010, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and secured borrowings.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2010	Carrying Value on Balance Sheet at 09/30/2010
Assets

Investment in marketable securities - related party	$576,000	$--	$--	$576,000	$576,000
Investment in real estate loans	$--	$--	$27,202,000	$27,202,000	$28,804,000
Assets under secured borrowings	$--	$--	$5,870,000	$5,870,000	$5,870,000

Liabilities
Secured borrowings	$--	$--	$5,410,000	$5,410,000	$5,410,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to September 30, 2010:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on December 31, 2009	$52,460,000	$8,370,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(3,472,000)	--
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	19,059,000	--
New mortgage loans and mortgage loans bought	4,380,000	--
Payment on assets under secured borrowings	2,500,000	--
Contra on seller-financed REO	(3,500,000)
Reduction of contra on seller-financed REO	3,500,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(33,436,000)	--
Collections of principal and sales of investment in real estate loans	(23,079,000)	--
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	9,643,000	--
Payment on assets under secured borrowings	--	(2,500,000)
Temporary change in estimated fair value based on future cash flows	(853,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on September 30, 2010, net of temporary valuation adjustment	$27,202,000	$5,870,000

Liabilities
Secured borrowings

Balance on December 31, 2009	$7,910,000
Payment of liabilities
Payments on secured borrowings	(2,500,000)
Temporary change in estimated fair value	--
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2010, net of temporary valuation adjustment	$5,410,000

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action was based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleged that one or more of the defendants had transferred assets to other entities without receiving reasonable value therefore; plaintiffs alleged that defendants had made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

The state court complaint further alleged that Desert Land was entitled to void such transfers and that pursuant to NRS 112.20, Desert Land was entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement had no effect on us.

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

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

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM I and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010 the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010 we and VRM I completed our foreclosure of these properties and classified them as REO.

We, VRM I and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs agreed to a post-judgment settlement by which Plaintiffs agreed not to appeal the judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court granted final approval of this settlement of post-judgment rights on July 9, 2010.

We, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

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

On October 19, 2010, we, VRM I and Fund III completed our foreclosure of a non-performing land loan, with a balance of approximately $3.2 million, of which our portion was approximately $2.2 million, and classified the property as REO.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2010 and six months ended June 30, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income while preserving principal by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than many institutional lenders.  As a result, we may make real estate loans that are riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than many institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of September 30, 2010, we had seven loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.9 million, net of allowance for loan losses of approximately $22.3 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $25.0 million or 34% of our total assets as of September 30, 2010, as compared to approximately $45.2 million or 52% of our total assets as of December 31, 2009.  At September 30, 2010, non-performing assets consisted of approximately $21.1 million of real estate held for sale (“REO”) and approximately $3.9 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The deterioration of the economy and credit markets coupled with the increase in our non-performing assets has led to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2009, we funded six loans totaling approximately $22.2 million, compared to the years ended December 31, 2008 and 2007, when we funded 12 and 25 loans totaling approximately $49.3 million and $134.2 million, respectively.  Out of the six loans funded during the year ended December 31, 2009, five of the loans, totaling approximately $21.1 million, were funded during the first five months of the year.  We expect this trend in reduction of new loan activity to continue in the near future.  During the nine months ended September 30, 2010, we provided seller-financing on one loan totaling $3.5 million that was classified as seller-financed REO.  During June 2010, the borrower on this loan paid an addition $0.8 million towards the principal of the loan balance, which met the minimum equity and continued investment requirements.  As a result, we no longer classify this loan as seller-financed REO and, we recognized the unrealized gain of $264,000 on the sale or our REO.  There was no other lending activity during the nine months ended September 30, 2010.

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

As of September 30, 2010, our loan-to-value ratio was 75.38%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2010, we have provided a specific reserve allowance for six non-performing loans and eight performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of September 30, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenues	$357,000	$1,294,000	$1,825,000	$5,818,000
Total operating expenses	4,247,000	25,408,000	12,194,000	50,739,000
Non-operating income (loss)	(2,819,000)	17,550,000	(2,866,000)	27,179,000
Loss from real estate held for sale	(559,000)	(10,878,000)	(2,739,000)	(20,627,000)

Loss before provision for income taxes	(7,268,000)	(17,442,000)	(15,974,000)	(38,369,000)

Provision for income taxes	--	--	--	--

Net loss	$(7,268,000)	$(17,442,000)	$(15,974,000)	$(38,369,000)

Basic and diluted loss per common share	$(0.54)	$(1.27)	$(1.18)	$(2.78)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares	13,426,625	13,777,618	13,539,740	13,783,798
Weighted average term of outstanding loans, including extensions	22 months	22 months	22 months	22 months

Comparison of Operating Results for the three months ended September 30, 2010, to the three months ended September 30, 2009.

Total Revenues:  For the three months ended September 30, 2010, total revenues were approximately $0.4 million compared to approximately $1.3 million during the three months ended September 30, 2009, a decrease of approximately $0.9 million or 72%.  Revenues were primarily affected by the following factor:

•

Interest income from investments in real estate loans decreased from approximately $1.3 million during the three months ended September 30, 2009, to approximately $0.3 million during the three months ended September 30, 2010.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from 17 loans totaling approximately $63.5 million as of September 30, 2009, to 12 loans totaling approximately $39.0 million as of September 30, 2010.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 9.30% as of September 30, 2009 to 1.99% as of September 30, 2010.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio and the reduction of interest rates on outstanding loans through TDR.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended September 30, 2010, total operating expenses were approximately $4.2 million compared to approximately $25.4 million during the three months ended September 30, 2009, a decrease of approximately $21.2 million or 83%.  Expenses were primarily affected by the following factors:

•

During the three months ended September 30, 2010, we recognized a provision for loan loss totaling approximately $0.4 million, compared to provision for loan losses during the three months ended September 30, 2009 totaling approximately $19.7 million.  This decrease is in part due to the fact we have less loans in our loan portfolio as of September 30, 2010 compared to September 30, 2009.  As of September 30, 2009, the ratio of total allowance for loan loss to total loans was 46%.  As of September 30, 2010, the ratio of total allowance for loan loss to total loans was 54%.  As of September 30, 2009, three loans totaling approximately $7.4 million were fully impaired and not charged off, compared to six loans totaling approximately $23.2 million as of September 30, 2010.  Even though our provision for loan losses for the three months ended September 30, 2010 has gone down compared to the same period in 2009, the ratio of total allowance for loan losses to total loans has gone up.  It is premature at this time for us to determine whether or not the increase in this ratio is indicative of a trend or whether it will decrease in the future.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

We recognized approximately $2.0 million of interest expense during the three months ended September 30, 2009 related to the Junior Subordinated Notes issued during June 2007, in connection with the trust preferred financing.  During the year ended December 31, 2009, we exchanged $56.4 million of the Junior Subordinated notes for certain replacement securities, which we acquired for approximately $28.2 million.  We had no similar expense during the three months ended September 30, 2010.  In addition, for the three months ended September 30, 2010 and 2009, we recognized approximately $0.2 million and $0.3 million, respectively, of interest expense related to secured borrowings.  The decrease in interest expense is directly related to the decrease in our assets under secured borrowings of approximately $2.5 million from September 30, 2009 to September 30, 2010.

•

Professional fees increased approximately $0.6 million, from approximately $2.4 million during the three months ended September 30, 2009, to approximately $3.0 million during the same period in 2010.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $5.8 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $1.6 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the three months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $2.2 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.

No assurance can be made regarding future reimbursement of legal fees.  The Court entered final judgment for the case in California on March 18, 2010 and on September 8, 2010, the parties agreed to settle the case in Nevada.  See Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income (Loss):  For the three months ended September 30, 2010, total non-operating loss was approximately $2.8 million, compared to total non-operating income of $17.6 million during the three months ended September 30, 2009, a change of approximately $20.4 million or 116%.  Total non-operating income (loss) was primarily affected by the following factors:

•

During the three months ended September 30, 2009, we recognized a gain of approximately $17.6 million, relating to the retirement of $36.3 million of Junior Subordinated Notes at a discount.  There was no similar income during the three months ended September 30, 2010.

•

During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of approximately $0.6 million.  There was no such impairment during the same period in 2009.

•

During the three months ended September 30, 2010, we recognized a settlement expense of approximately $2.2 million related to the Nevada Lawsuit.  See Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  There was no such expense during the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2010, total losses from REO were approximately $0.6 million compared to approximately $10.9 million during the three months ended September 30, 2009, a decrease of approximately $10.3 million or 95%.  The decrease is mainly due to the fact that there were no write-downs on REO during the three months ended September 30, 2010, compared to write-downs on 10 REO properties of approximately $10.6 million, during the three months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2010, to the nine months ended September 30, 2009.

Total Revenues:  For the nine months ended September 30, 2010, total revenues were approximately $1.8 million compared to approximately $5.8 million during the nine months ended September 30, 2009, a decrease of approximately $4.0 million or 69%.  Revenues were primarily affected by the following factor:

•

Interest income from investments in real estate loans decreased from approximately $5.6 million during the nine months ended September 30, 2009, to approximately $1.6 million during the nine months ended September 30, 2010, primarily due to the same factors discussed above in Total Revenues for the three months ended September 30, 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the nine months ended September 30, 2010, total operating expenses were approximately $12.2 million compared to approximately $50.7 million during the nine months ended September 30, 2009, a decrease of approximately $38.5 million or 76%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended September 30, 2010:

•

During the nine months ended September 30, 2010, we recognized a provision for loan loss on three loans totaling approximately $3.5 million, compared to a provision for loan loss on 18 loans totaling approximately $36.3 million for the same period in 2009.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•

We recognized approximately $4.3 million of interest expense during the nine months ended September 30, 2009 related to the junior subordinated notes issued in connection with the trust preferred financing, compared to no interest expense on junior subordinated notes during the same period in 2010.

•

During the nine months ended September 30, 2010, we recognized approximately $0.8 million of interest expenses related to secured borrowings held during the period compared to approximately $1.1 million for the same period in 2009.

•

Professional fees increased approximately $0.2 million during the nine months ended September 30, 2010, compared to the same period in 2009.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $9.3 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $3.0 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the nine months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $2.2 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  See Note O – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2010, total non-operating loss was approximately $2.9 million compared to income of approximately $27.2 million during the nine months ended September 30, 2009, a change of approximately $30.1 million or 110.5%.  Total non-operating income (loss) was primarily affected by the following factors in addition to the factors discussed above in Total Non-Operating Income (Loss) for the three months ended September 30, 2010.

•

During the nine months ended September 30, 2009, we recognized a gain of approximately $27.2 million, relating to the retirement of $36.3 million of Junior Subordinated Notes at a discount.  There was no similar income during the nine months ended September 30, 2010.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2010, total losses from real estate held for sale were approximately $2.7 million compared to approximately $20.6 million during the nine months ended September 30, 2009, a decrease of approximately $17.9 million or 87%.  The losses from real estate held for sale is mainly due to the write-down on four of our REO properties totaling approximately $2.0 million, during the nine months ended September 30, 2010 and approximately $19.5 million on 16 REO properties during the nine months ended September 30, 2009.  In addition, during the nine months ended September 30, 2010, we recorded a net gain of approximately $0.3 million on the sale of our REO properties, compared to a net loss on sale of our REO properties of approximately $0.2 million during the nine months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the nine months ended September 30, 2010, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the nine months ended September 30, 2010:

For the Nine Months Ended
September 30, 2010
Net loss, as reported	$(15,974,000)
Add (deduct):
Provision for loan losses	3,472,000
Write down on real estate held for sale	2,033,000
Net book gain on sale of real estate held for sale	(285,000)
Net tax loss on sale of real estate held for sale	(41,144,000)
Net tax loss on sale of real estate held for sale-seller finance	(2,100,000)
Tax loss on foreclosure of mortgages	(15,525,000)
Provision for doubtful accounts related to receivable	133,000
Principal payment received on fully allowed loan included in other income	(178,000)
Tax loss on note receivable deemed worthless which was fully reserved for	(1,081,000)
Impairment of marketable securities-related party	627,000
Total estimated taxable loss	(70,022,000)
Add : Estimated taxable loss attributable to TRS II, Inc.	32,000

Estimated REIT taxable loss	$(69,990,000)

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

During the nine months ended September 30, 2010, net cash flows used in operating activities approximated $5.8 million.  Operating cash flows were adversely impacted by professional fees of approximately $6.1 million and the decrease in interest income of approximately $4.0 million, related to the decrease in our performing real estate loans, during the nine months ended September 30, 2010, compared to the same period in 2009.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of REO of approximately $22.6 million.  Cash used for new investments in real estate loans, purchases of real estate held for sale and purchases of secured borrowings totaled approximately $3.7 million.  Cash flows from financing activities consisted of payment on notes payable of $162,000 and purchases of stock, held as treasury stock, totaling $487,000.

During the fourth quarter of 2009, our accounts payable and accrued liabilities increased dramatically as a result of the incurrence of substantial legal fees.  These fees were incurred in connection with the breach of contract action filed against us in San Diego Superior Court relating to the REIT conversion.  The San Diego case was tried in December 2009 and judgment was subsequently entered in our favor.  We were also defendants in a civil action in Clark County, Nevada relating to the REIT conversion.  On September 8, 2010, the parties agreed to settle the case.

The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

During the nine months ended September 30, 2010, we recognized, subject to a reservation of rights, payments totaling approximately $3.0 million, from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of the foregoing legal actions.  As of September 30, 2010, reimbursements from our Directors and Officers insurance carrier totaled approximately $7.7 million.  No assurance can be made regarding future reimbursement of legal fees.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  The principal amount due to us from this Borrower was $11.6 million.  An unaffiliated lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the priority of the security interest has been filed with the Bankruptcy Court on our behalf; however, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $2.0 million and an account receivable in such amount has been recorded on our balance sheet.

At September 30, 2010, we had approximately $14.3 million in cash, $0.6 million in marketable securities – related party and approximately $73.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2010, we had purchased 1,661,477 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $6.6 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of September 30, 2010, we had a total of 1,675,227 shares of treasury stock carried on our books at cost totaling approximately $6.6 million.  As of December 31, 2009, we had a total of 1,381,137 shares of treasury stock carried on our books at cost totaling approximately $6.2 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 10, 2010, we have met our 3% reserve requirement.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%.  As a result of troubled debt restructuring, the total interest on three performing loans is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of September 30, 2010 and December 31, 2009, we had investments in 19 and 26 real estate loans with a balance of approximately $62.5 million and $112.1 million, respectively.

As of September 30, 2010, we had seven loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.9 million, net of allowance for loan losses of approximately $22.3 million, which does not include the allowances of approximately $11.4 million relating to the decrease in the property value for performing loans as of September 30, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2010, we have provided a specific reserve related to six non-performing loans and eight performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $33.7 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of November 10, 2010, we believe any continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $3.9 million and $21.1 million, respectively, as of September 30, 2010, compared to approximately $22.1 million and $23.1 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At September 30, 2010, we held seven properties with a total carrying value of approximately $21.1 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held For Sale – Seller-Financed

At September 30, 2010, we had no properties that had been sold in a transaction where we provided the financing to the purchaser.  GAAP requires us to include these properties in REO until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM I, Fund III, our manager, or other related and/or unrelated parties.  For additional information on our investments in REO – seller-financed, refer to Note G – Real Estate Held for Sale – Seller-Financed of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2010:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Secured borrowings (1)	$5,870,000	5,870,000	--	--	--
Notes payable (2)	110,000	110,000	--	--	--
Total	$5,980,000	$5,980,000	$--	$--	$--

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$1,167,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$5,834,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$11,667,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(1,167,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(5,834,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(11,667,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$625,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$3,125,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$6,249,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(625,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(3,125,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(6,249,000)

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

See Item 4T below.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, management has identified changes to improve its control environment that are reasonable likely to materially affect our internal controls over financial reporting.  In particular, the Company has made personnel changes in the accounting, finance and administrative areas.  As part of an effort to reduce general and administrative expenses, Rocio Revollo was replaced as the Chief Financial Officer on May 21, 2010.  At that time, Michael V. Shustek became the Interim Chief Financial Officer and Strategix Solutions, LLC immediately identified two additional personnel to complete many of Ms. Revollo’s responsibilities.  With the availability of additional personnel, internal controls over financial reporting have been further enhanced including segregation of duties and an improved review of the foreclosure accounting and reporting process.  Management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to enhance the overall internal control over financial reporting.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance has been and will continue to be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  The sustained period of increased defaults suffered during the past two and a half years has adversely affected our business, financial condition, liquidity and the results of our operations and may continue to do so in the future.

As of September 30, 2010, our non-performing assets were approximately $25.0 million, representing approximately 42% and 34% of our stockholders’ equity and total assets, respectively.  Non-performing assets included approximately $3.9 million in non-performing loans, net of allowance for non-performing loan losses of approximately $22.3 million and approximately $21.1 million of REO.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures. At this time, we are not able to predict how long such difficult economic conditions will continue.

As of September 30, 2010 and December 31, 2009, we had approximately $33.7 million and $58.9 million, respectively, in allowances for loan losses resulting in net weighted average loan-to-value ratios of 75.38% and 69.95%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of September 30, 2010 and December 31, 2009, was 188.96% and 137.37%, respectively, primarily as a result of declines in real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the dividends we pay to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

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

In addition, the recession has slowed economic activity, resulting in a decline in new lending.  During the nine months ended September 30, 2010, we provided the financing for one loan as part of a sale of an REO property totaling $3.5 million.  During the year ended December 31, 2009, we funded six loans in an aggregate amount of approximately $22.2 million as compared to 12 loans aggregating $49.3 million and 25 loans aggregating $134.2 million in 2008 and 2007, respectively.  If the recession continues, it may result in our continuing to fund fewer loans than in the past, thereby reducing our opportunities to generate interest income.

We have suspended payment of dividends and we cannot predict if and when dividends will be reinstated.

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $55.0 million and $130.2 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the nine months ended September 30, 2010, our net losses were approximately $16.0 million.

Our loan portfolio is concentrated in states that are suffering disproportionately in the current recession.  Lack of geographical diversification increases our vulnerability to market downturns in the Western states.

As of September 30, 2010, approximately 80% of our loans were in Nevada, Arizona and California.  Each of these states has suffered significantly during the current recession, with declining real estate values and high rates of default on real estate loans.  We also have loans in Oregon and Texas.  Our loan concentration in these Western states has increased our vulnerability to the troubled real estate markets in such states.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

An increased percentage of our loan portfolio consists of second deeds of trust, which generally entail a higher degree of risk than first deeds of trust.

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.  As of September 30, 2010, approximately 57% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to a decline in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of September 30, 2010, three of our eight loans secured by second deeds of trust were considered non-performing.  These non-performing loans totaled approximately $22.0 million, of which our portion is approximately $18.0 million, and had an allowance for loan loss equal to the full loan amount.  All eight of these second position loans had an allowance for loan loss of approximately $30.3 million, of which our portion is approximately $25.0 million.

The terms of our indebtedness increase our operating risk and may reduce the amount we have available to distribute to stockholders.

We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report on Form 10-Q).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, and these costs are being amortized to interest expense over the terms of the agreements.  As September 30, 2010, and December 31, 2009, we had approximately $5.9 million $8.4 million, respectively, in funds, including approximately $0.5 million, respectively, in interest reserves, used under Inter-creditor Agreements.

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

We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2010, we had purchased 1,661,477 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $6.6 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of September 30, 2010, we had a total of 1,675,227 shares of treasury stock carried on our books at cost totaling approximately $6.6 million. As of December 31, 2009, we had a total of 1,381,137 shares of treasury stock carried on our books at cost totaling approximately $6.2 million.

The following is a summary of our stock purchases during the three months ended September 30, 2010, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
July 1 – July 30, 2010	--	$--	--	$3,695,000
August 1 – August 31, 2010	170,452	1.50	170,452	3,440,000
September 1 – September 30, 2010	20,100	1.83	20,100	3,403,000

Total	190,552	$1.53	190,552	$3,403,000

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 10, 2010

By:	/s/ Michael V. Shustek
Michael V. Shustek
Interim Chief Financial Officer
Date:	November 10, 2010