Form 10-Q/A
period 2010-09-30
Vestin Realty Mortgage II, Inc
filed 2011-08-04
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q/A, Amendment No. 1 (“Form 10-Q/A”) is to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, of Vestin Realty Mortgage II, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission on November 10, 2010 (the “Form 10-Q”).  This amendment is being filed for the purpose of restating certain amounts in Item 1, Consolidated Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s principal executive officer and principal financial officer are attached to their Amended Filing as Exhibits 31.1, 31.2 and 32.

1.	Background of the Restatement

The Company’s 2010 consolidated financial statements included in the Original Form 10-Q were prepared reflecting the assets acquired through the July 2010 foreclosure of the RightStar International loans (the “Foreclosure”) as real estate held for sale (“REO”). However, through the Foreclosure, the Company acquired both real property and the existing mortuary and funeral business of RightStar. At the time of the Foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) and business continued under that name, with the Company, in combination with Vestin Realty Mortgage I, Inc., obtaining a 100% interest in HFS. The acquisition of HFS, an operating business, should have been recorded as an investment in a controlling interest, and this controlling interest should have been consolidated into the financial statements of the Company.  This Form 10Q/A reflects the correction by consolidating HFS into the Company’s Consolidated Financial Statements.

The restatement and its impact on the Company’s consolidated financial statements are more fully described in Note R to the Notes to the Consolidated Financial Statements.  In addition, Note H has been added to describe the accounting of the Foreclosure, as well as the other accounting considerations related to HFS.

2.	Internal Control Considerations

Management has determined that, as a result of the failure to properly account for the acquisition of the RightStar assets through foreclosure, there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I – Item 4T of the Amended Filing.

Except for the items noted above, no other material changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited) (Restated)
Assets
Cash	$14,268,000	$1,444,000
Investment in marketable securities - related party	576,000	651,000
Interest and other receivables, net of allowance of $226,000 at September 30, 2010 and $124,000 at December 31, 2009	2,027,000	1,100,000
Notes receivable, net of allowance of $9,174,000 at September 30, 2010 and $10,334,000 at December 31, 2009	--	--
Real estate held for sale	12,272,000	22,094,000
Assets held for sale	55,811,000	--
Investment in real estate loans, net of allowance for loan losses of $33,687,000 at September 30, 2010 and $58,916,000 at December 31, 2009	28,804,000	53,209,000
Due from related parties	122,000	317,000
Assets under secured borrowings	5,870,000	8,370,000
Deferred financing costs	--	175,000
Other assets	229,000	99,000

Total assets	$119,979,000	$87,459,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities	$8,123,000	$4,311,000
Secured borrowings	5,410,000	7,910,000
Note payable	110,000	28,000
Unearned revenue	41,000	--
Liabilities related to assets held for sale	42,486,000	--

Total liabilities	56,170,000	12,249,000

Commitments and contingencies

Equity Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 1,675,227 shares at September 30, 2010 and 1,381,137 at December 31, 2009	(6,639,000)	(6,152,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 13,322,136 outstanding at September 30, 2010 and 14,997,363 shares issued and 13,616,226 outstanding at December 31, 2009	1,000	1,000
Additional paid-in capital	278,550,000	278,550,000
Accumulated deficit	(212,722,000)	(196,637,000)
Common shares held by trusts related to assets held for sale	(648,000)	--
Accumulated other comprehensive loss	--	(552,000)
Total stockholders’ equity before noncontrolling interest	58,542,000	75,210,000
Noncontrolling interest	5,267,000	--

Total equity	63,809,000	75,210,000

Total liabilities and equity	$119,979,000	$87,459,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
	(Restated)		(Restated)

Revenues
Interest income from investment in real estate loans	$320,000	$1,290,000	$1,593,000	$5,591,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	110,000
Other income	37,000	4,000	232,000	117,000
Total revenues	357,000	1,294,000	1,825,000	5,818,000

Operating expenses
Management fees - related party	274,000	274,000	823,000	823,000
Provision for loan loss	424,000	19,663,000	3,472,000	36,266,000
Interest expense	202,000	2,405,000	814,000	5,482,000
Professional fees	2,876,000	2,241,000	5,660,000	5,514,000
Professional fees - related party	164,000	153,000	451,000	409,000
Loan fees	--	483,000	--	1,431,000
Other	307,000	189,000	974,000	814,000
Total operating expenses	4,247,000	25,408,000	12,194,000	50,739,000
Loss from operations	(3,890,000)	(24,114,000)	(10,369,000)	(44,921,000)

Non-operating income (loss)
Gain on purchase of debt	--	17,550,000	--	27,233,000
Interest income from banking institutions	--	--	--	22,000
Impairment of marketable securities - related party	(627,000)	--	(627,000)	--
Settlement expense	(2,192,000)	--	(2,239,000)	(76,000)
Total non-operating income (loss), net	(2,819,000)	17,550,000	(2,866,000)	27,179,000

Provision for income taxes	--	--	--	--

Loss from continuing operations	(6,709,000)	(6,564,000)	(13,235,000)	(17,742,000)

Discontinued operations, net of income taxes
Income from guarantors related to real estate held for sale	--	--	1,000	55,000
Net gain (loss) on sale of real estate held for sale	(97,000)	5,000	285,000	(223,000)
Expenses related to real estate held for sale	(462,000)	(299,000)	(992,000)	(959,000)
Write-downs on real estate held for sale	--	(10,584,000)	(2,033,000)	(19,500,000)
Loss from Hawaiian cemeteries and mortuaries, net of income taxes	(163,000)	--	(163,000)	--
Total loss from discontinued operations	(722,000)	(10,878,000)	(2,902,000)	(20,627,000)

Net loss	(7,431,000)	(17,442,000)	(16,137,000)	(38,369,000)

Allocation to noncontrolling interest	(52,000)	--	(52,000)	--

Net loss attributable to common stockholders	$(7,379,000)	$(17,442,000)	$(16,085,000)	$(38,369,000)

Basic and diluted loss per weighted average common share
Continuing operations	(0.49)	(0.48)	(0.97)	(1.29)
Discontinued operations	(0.06)	(0.79)	(0.22)	(1.50)
Total basic and diluted loss per weighted average common share	$(0.55)	$(1.27)	$(1.19)	$(2.79)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	13,426,625	13,777,618	13,539,740	13,783,798

The accompanying notes are an integral part of these consolidated statements.

			VESTIN REALTY MORTGAGE II, INC.

			CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			(UNAUDITED)

	Treasury Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Common shares held by trusts related to assets held for sale	Noncontrolling Interest	Total
Stockholders' Equity at December 31, 2009	1,381,137	$(6,152,000)	13,616,226	$1,000	$278,550,000	$(196,637,000)	$(552,000)	$--	--	$75,210,000

Comprehensive Loss:

Net Income (Loss)						(16,085,000)			(52,000)	(16,137,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party							627,000			627,000

Unrealized Loss on Marketable Securities - Related Party							(75,000)			$(75,000)

Comprehensive Loss										(15,585,000)

Noncontrolling Interest									5,319,000	5,319,000
Purchase of Treasury Stock	294,090	(487,000)	(294,090)	--				(648,000)		(1,135,000)

Stockholders’ Equity at
September 30, 2010 (Unaudited)
(Restated)	1,675,227	$(6,639,000)	13,322,136	$1,000	$278,550,000	$(212,722,000)	$--	$(648,000)	$5,267,000	$63,809,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months Ended
	9/30/2010	9/30/2009
	(Restated)
Cash flows from operating activities:
Net loss	$(16,085,000)	$(38,369,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	133,000	39,000
Impairment of marketable securities - related party	627,000	--
Write-downs on real estate held for sale	2,033,000	19,500,000
Gain on sale of real estate held for sale	(454,000)	(248,000)
Loss on sale of real estate held for sale	169,000	471,000
Gain on purchase of debt	--	(27,233,000)
Recovery of allowance for doubtful notes receivable included in other income	(90,000)	(91,000)
Provision for loan loss	3,472,000	36,266,000
Prepaid interest income - unearned revenue	62,000
Amortized interest income	(21,000)	--
Amortized financing costs, included in interest expense	175,000	2,224,000
Net loss from Hawaiian cemeteries and mortuaries, net of income taxes	111,000	--
Change in operating assets and liabilities:
Interest and other receivables	(61,000)	158,000
Due to/from related parties	195,000	(860,000)
Other assets	114,000	116,000
Accounts payable and accrued liabilities	3,812,000	3,520,000
Net cash used in operating activities	(5,808,000)	(4,507,000)

Cash flows from investing activities:
Investments in real estate loans	(680,000)	(17,872,000)
Purchase of investments in real estate loans from:
Fund III	(200,000)	--
Third parties	(2,500,000)	(1,996,000)
Proceeds from loan payoffs	9,479,000	15,368,000
Sale of investments in real estate loans to:	--	--
VRM I	2,000,000	1,000,000
Fund III	--	500,000
Third parties	--	6,379,000
Proceeds related to real estate held for sale	11,157,000	13,586,000
Purchases of assets held for sale	(325,000)	--
Proceeds from note receivable	127,000	91,000
Notes receivable	(37,000)	--
Deposit liability	260,000	--
Changes in restricted cash	--	5,000,000
Net cash provided by investing activities	19,281,000	22,056,000

Cash flows from financing activities:
Principal payments on notes payable	(162,000)	(3,297,000)
Proceeds from issuance of notes payable	--	7,023,000
Purchase of debt	--	(28,125,000)
Purchase of treasury stock at cost	(487,000)	(165,000)
Net cash used in financing activities	(649,000)	(24,564,000)

NET CHANGE IN CASH	12,824,000	(7,015,000)

Cash, beginning of period	1,444,000	8,026,000

Cash, end of period	$14,268,000	$1,011,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended
	9/30/2010	9/30/2009
	(Restated)

Supplemental disclosures of cash flows information:
Interest paid	$639,000	$3,258,000

Non-cash investing and financing activities:
Deferred gain on sale of real estate where we provided the financing	$4,000	$--
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$22,235,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$799,000
Payoff of loans funded through secured borrowings	$2,500,000	$2,230,000
Repurchase of interest reserves related to secured borrowings	$--	$233,000
Note payable relating to prepaid D & O insurance	$244,000	$251,000
Account receivable related to sale of loan collateral, held in escrow account	$1,957,000	$--
Allowance for notes receivable related to final payment & restricting of investments in real estate loans	$(336,000)	$2,488,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$6,518,000	$32,043,000
Assets held for sale acquired, net of related liabilities and noncontrolling interest	$8,494,000	$--
Loan rewritten with same or similar collateral	$--	$9,171,000
Adjustment of equity investment related to the repurchase of junior subordinated notes payable	$--	$(100,000)
Elimination of accrued liability related to purchase of junior subordinated notes payable	$--	$892,000
Write-off of interest receivable and related allowance	$236,000	$221,000
Sale of real estate held for sale where we provided the financing	$3,496,000	$--
Seller financed real estate held for sale reclassified loan	$(3,500,000)	$--
Adjustment to note receivable and related allowance	$(1,070,000)	$2,488,000
Recognition of unrealized loss on marketable securities – related party	$627,000	$--
Unrealized gain (loss) on marketable securities - related party	$(75,000)	$281,000

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q/A should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the September 30, 2009 and December 31, 2009 consolidated financial statements have been reclassified to conform to the September 30, 2010 presentation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2010 and December 31, 2009, we had approximately $13.9 million and $1.7 million, respectively, in excess of the federally-insured limits.  Additionally, as of September 30, 2010, the assets held for sale included approximately $1.8 million of cash deposits held in excess of federally insured limits.

As of September 30, 2010, 40%, 24%, 20% and 15% of our loans were in Nevada, Arizona, Texas and California, respectively, compared to 39%, 15%, 11% and 19%, at December 31, 2009, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 49% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates are at 0% and 15%, respectively, and an aggregate outstanding balance of approximately $30.7 million.  As of September 30, 2010, our largest loan, totaling $12.6 million, is located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The two loans with interest rates at 0% are a result of troubled debt restructuring whereby, the total interest on the two performing loans is being fully accrued and payable at maturity.  See “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.  At December 31, 2009, the aggregate amount of loans to our three largest borrowers represented approximately 27% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, located in Arizona and Hawaii, with first lien positions on the Hawaii loans and a second lien position on the Arizona loan.  Their interest rates were at 14% and 15%, respectively, and had an aggregate outstanding balance of approximately $29.9 million.  During July 2010, the loans in Hawaii were foreclosed upon and classified as assets  held for sale.

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

As of September 30, 2010 and December 31, 2009, four and three loans, respectively, totaling approximately $11.4 million and $6.3 million, respectively, had a common guarantor.  These loans represented approximately 18.3% and 5.6% of our portfolio’s total value as of September 30, 2010 and December 31, 2009, respectively.  Two of the loans as of September 30, 2010 and December 31, 2009, were related to our secured borrowings of approximately $5.9 million and $8.4 million, respectively, including approximately $0.5 million in interest reserves.  One loan is secured by a second deed of trust and had a balance of approximately $1.6 million as of September 30, 2010 and December 31, 2009.  The fourth loan originated as a seller-financed loan on real estate held for sale during February 2010 and totaled approximately $3.5 million.  During June 2010, the borrower on this loan paid an additional $0.8 million towards the principal of the loan balance, which met the minimum equity and continued investment requirements that allowed us to no longer classify this loan as seller-financed REO.  As a result of this principal payment, we recognized the unrealized gain of $264,000 on the sale or our REO.  All of these loans were considered performing as of September 30, 2010 and December 31, 2009.

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

•
Commercial – On July 13, 2010 we, VRM I and Vestin Mortgage completed our foreclosure of the non-performing RightStar loans and classified the property as assets held for sale with a net book value of approximately $14.1 million of which our portion was approximately $8.5 million.  As of September 30, 2010, five of our 12 commercial loans were considered non-performing.  The outstanding balance on the five non-performing loans was approximately $31.0 million, of which our portion was approximately $21.1 million.  As of September 30, 2010, these loans have been non-performing from 13 months to 28 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of September 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $24.5 million, of which our portion is approximately $19.5 million.  In addition, three of our five non-performing commercial loans totaling approximately $18.0 million have been fully impaired and are secured by second deeds of trust.  As of November 10, 2010, these loan balances have not been charged off.

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

Specific Reserve Allowance

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

•
Commercial – As of September 30, 2010, 10 of our 12 commercial loans had a specific reserve allowance totaling approximately $32.8 million, of which our portion is approximately $26.5 million.  The outstanding balance on these 10 loans was approximately $51.0 million, of which our portion was $38.6 million.  As of September 30, 2010, six commercial loans had a specific reserve allowance for the full amount of the loan.  These loans totaled approximately $23.2 million and are secured by second deeds of trust.  Of the six fully impaired loans, three of them were non-performing and totaled approximately $18.0 million.  As of November 10, 2010, none of the three fully impaired non-performing loans had been charged off.  We will continue to evaluate our position in these loans.

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

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2010, we held six properties with a total carrying value of approximately $12.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September 30, 2010, related to our REO, totaled $1.0 million and write-downs on our REOs totaled approximately $2.0 million.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  Set forth below is a roll-forward of REO during the nine months ended September 30, 2010:

Description	Balance at 12/31/2009	Acquisitions Through Foreclosure	Write Downs	Additions / (Cash Reductions)	Seller-Financed Loan	Net Cash Proceeds on Sales	Net Gain (Loss) on Sale of Real Estate	Balance at 09/30/2010

Land	$19,959,000	$5,152,000	$(2,033,000)	$(8,000)	$(3,500,000)	$(7,627,000)	$329,000	$12,272,000

Residential Building(s)	2,135,000	1,691,000	--	--	--	(3,782,000)	(44,000)	--

Total	$22,094,000	$6,843,000	$(2,033,000)	$(8,000)	$(3,500,000)	$(11,409,000)	$285,000	$12,272,000

Land

As of September 30, 2010, we held six REO properties classified as Land, totaling approximately $12.3 million.  These properties were acquired between December 2006 and April 2010 and consist of commercial land and residential land.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $2.0 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Golf Course – A partially completed golf course located in Texas was foreclosed upon by us in August 2004.  On February 12, 2010, this property was sold to an unrelated third party for its book value of approximately $0.6 million.  No gain or loss was associated with this transaction.

•
Commercial Land – On February 12, 2010, we sold commercial land REO in Nevada for approximately $4.0 million, to an unrelated third party.  See Note G – Real Estate Held for Sale – Seller Financed below.  As part of this transaction, we paid our manager and Vestin Originations a total of $160,000 in administrative fees.  On April 27, 2010, we, VRM I and Fund III sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.3 million.  No gain or loss was associated with this transaction.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals these properties, one was written down approximately $1.5 million.  As of September 30, 2010, we held two properties, classified as commercial land REO, located in Arizona, and Nevada totaling approximately $2.4 million.

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

NOTE H — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As discussed in Note P – Legal Matters Involving the Company, during July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes four cemeteries and eight mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM I acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets of approximately $14.1 million, of which our portion was approximately $8.8 million, were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold an interest of approximately 62 percent and VRM I holds an interest of approximately 38 percent..

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2010.

The following is summary of net assets held for sale as of September 30, 2010:

September 30, 2010
Assets:
Current Assets	$4,748,000
Preneed cemetery receivables, net and trust investments	3,969,000
Cemetery property, at cost	3,140,000
Property and equipment, net	5,254,000
Deferred charges and other assets	1,480,000
Cemetery trust investments	37,220,000
Total assets	$55,811,000

Liabilities:
Accounts payable and accrued liabilities	$2,092,000
Deferred preneed cemetery revenues	177,000
Care trusts’ corpus	40,217,000
Total liabilities	42,486,000

Net assets held for sale	$13,325,000

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

An alleged trust deficiency ranging from $24.4 million to $32.7 million may have existed prior to our acquiring the RightStar properties through foreclosure. Under state law, such deficiencies are generally required to be funded. However, due to the agreement with the state of Hawaii and certain actuarial information obtained from third parties, no accrual has been recorded as of September 30, 2010.

Valuation of Trust Investments

The trust investments include marketable securities that are classified as available-for-sale and, as such, are carried at fair value based on the quoted market prices in accordance with the Investments in Debt and Equity Securities Topic of the ASC. Unrealized gains and losses are included in Care Trusts’ Corpus. Trust investments in VRM II totaling $0.6 million have been recognized in common shares held by trusts related to assets held for sale as of September 30, 2010.

Operating Lease Commitments

HFS is obligated under various non-cancellable operating lease agreements related to facilities and equipment.  Under these lease agreements, HFS is required to make minimum lease payments ranging from $3,600 annually to $250,000 annually, which have expirations from January 2012 to January 2030.

Future minimum base lease payments as of September 30, 2010:

October 2010-December 2010	$108,000
2011	431,000
2012	423,000
2013	417,000
2014	264,000
2015	250,000
Thereafter	3,391,000
Total	$5,284,000

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

During July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes four cemeteries and eight mortuaries in Hawaii, with a net book value of approximately $14.1 million, of which our portion was approximately $8.5 million.  Subsequent to our foreclosure of this property, we and VRM I, acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.

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

During the three and nine months ended September 30, 2010, we incurred $164,000 and $451,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the acting Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2009, we incurred $153,000 and $409,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report Form 10-Q/A).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs were fully amortized to interest expense over the original terms of the agreements.  As of September 30, 2010, and December 31, 2009, we had approximately $5.9 million and $8.4 million, respectively, in funds, including approximately $0.5 million in interest reserves, used under Inter-creditor agreements.

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

NOTE M — FAIR VALUE

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

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to September 30, 2010:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2010	$52,460,000	$8,370,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(3,472,000)	--
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	10,242,000	--
Transfer of allowance on real estate loans to assets held for sale	8,817,000	--
New mortgage loans and mortgage loans bought	4,380,000	--
Payment on assets under secured borrowings	2,500,000	--
Contra on seller-financed REO	(3,500,000)
Reduction of contra on seller-financed REO	3,500,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(33,436,000)	--
Collections of principal and sales of investment in real estate loans	(23,079,000)	--
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	9,643,000	--
Payment on assets under secured borrowings	--	(2,500,000)
Temporary change in estimated fair value based on future cash flows	(853,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on September 30, 2010, net of temporary valuation adjustment	$27,202,000	$5,870,000

Liabilities
Secured borrowings

Balance on January 1, 2010	$7,910,000
Payment of liabilities
Payments on secured borrowings	(2,500,000)
Temporary change in estimated fair value	--
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2010, net of temporary valuation adjustment	$5,410,000

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

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

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities.  Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  Other than the matters described in Note P – Legal Matters Involving The Company below, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

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

NOTE R – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The company’s 2010 consolidated financial statements included in the Original Form 10-Q were prepared reflecting the assets acquired through the July 2010 foreclosure of the RightStar International loans (the “Foreclosure”) as real estate held for sale (“REO”). However, through the Foreclosure, the Company acquired both real property and the existing mortuary and funeral business of RightStar. At the time of the Foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) and business continued under that name, with the Company, in combination with Vestin Realty Mortgage I, Inc., obtaining a 100% interest in HFS. The acquisition of HFS, an operating business, should have been recorded as an investment in a controlling interest, and this controlling interest should have been consolidated into the financial statements of the Company.  This Form 10Q/A reflects the correction by consolidating HFS into the Company’s Consolidated Financial Statements.  By consolidating HFS into the Company’s consolidated financial statements, the restated consolidated financial statements include the related funeral trusts that were consolidated as variable interest entities into the financial statements of HFS.  By consolidating HFS, total assets increased from the Original Form 10-Q by approximately $46.8 million, total liabilities increased by approximately $42.4 million and the net loss increased by approximately $0.3 million.  Details of HFS are further described in Note H – Assets Held for Sale and Discontinued Operations.

The effects of the restatement on the consolidated balance sheet as of September 30, 2010 are summarized in the following table:

	As of September 30, 2010
	Previously Reported	Adjustments	Restated

Assets
Real estate held for sale	$21,089,000	$(8,817,000)	$12,272,000
Assets held for sale	--	55,617,000	55,617,000
Total assets	72,985,000	46,800,000	119,785,000
Liabilities
Liabilities related to assets held for sale	--	42,419,000	42,419,000
Total liabilities	13,684,000	42,419,000	56,103,000
Equity
Accumulated deficit	(212,611,000)	(180,000)	(212,791,000)
Common shares held by trusts related to assets held for sale	--	(648,000)	(648,000)
Total stockholders’ equity before noncontrolling
interest	59,301,000	(828,000)	58,473,000
Noncontrolling interest	--	5,209,000	5,209,000
Total equity	59,301,000	4,381,000	63,682,000
Total liabilities and equity	72,985,000	46,800,000	119,785,000

The effects of the restatement on the consolidated statements of operations for the third quarter and year-to-date 2010 are summarized in the following table:

	Third quarter September 30, 2010
	Previously Reported	Adjustments	Restated

Discontinued operations, net of income taxes
Loss from Hawaiian cemeteries and mortuaries, net of income taxes	$--	$(290,000)	$(290,000)
Total loss from discontinued operations	(559,000)	(290,000)	(849,000)
Allocation to noncontrolling interest	--	(110,000)	(110,000)

Net loss attributable to common stockholders	(7,268,000)	(180,000)	(7,448,000)

Basic and diluted loss per weighted average common
share
Continuing operations	(0.50)	--	(0.50)
Discontinued operations	(0.04)	(0.02)	(0.06)
Total basic and diluted loss per weighted average
common share	$(0.54)	$(0.02)	$(0.56)

	Year to Date September 30, 2010
	Previously Reported	Adjustments	Restated

Discontinued operations, net of income taxes
Loss from Hawaiian cemeteries and mortuaries, net of income taxes	$--	$(290,000)	$(290,000)
Total loss from discontinued operations	(2,739,000)	(290,000)	(3,029,000)
Allocation to noncontrolling interest	--	(110,000)	(110,000)

Net loss attributable to common stockholders	(15,974,000)	(180,000)	(16,154,000)

Basic and diluted loss per weighted average common share
Continuing operations	(0.98)	--	(0.98)
Discontinued operations	(0.20)	(0.02)	(0.22)
Total basic and diluted loss per weighted average common share	$(1.18)	$(0.02)	$(1.20)

NOTE S — SUBSEQUENT EVENTS

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

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q/A and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2010 and six months ended June 30, 2010.  Other than revised numbers resulting from the restatement, the disclosures below generally have not been updated from the original Form 10-Q.  See the Explanatory Note on page I for additional information.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q/A.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q/A and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Non-performing assets, net of allowance for loan losses, totaled approximately $71.8 million or 59% of our total assets as of September 30, 2010, as compared to approximately $45.2 million or 52% of our total assets as of December 31, 2009.  At September 30, 2010, non-performing assets consisted of approximately $55.6 million of assets held for sale, approximately $12.3 million of real estate held for sale (“REO”) and approximately $3.9 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans, and Note H - Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

The adverse conditions in the commercial real estate markets coupled with the increase in our non-performing assets has led to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the year ended December 31, 2009, we funded six loans totaling approximately $22.2 million, compared to the years ended December 31, 2008 and 2007, when we funded 12 and 25 loans totaling approximately $49.3 million and $134.2 million, respectively.  Out of the six loans funded during the year ended December 31, 2009, five of the loans, totaling approximately $21.1 million, were funded during the first five months of the year.  We expect this trend in reduction of new loan activity to continue in the near future.  During the nine months ended September 30, 2010, we provided seller-financing on one loan totaling $3.5 million that was classified as seller-financed REO.  During June 2010, the borrower on this loan paid an additional $0.8 million towards the principal of the loan balance, which met the minimum equity and continued investment requirements.  As a result, we no longer classify this loan as seller-financed REO and, we recognized the unrealized gain of $264,000 on the sale or our REO.  There was no other lending activity during the nine months ended September 30, 2010.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

As of September 30, 2010, we have provided a specific reserve allowance for six non-performing loans and eight performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of September 30, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenues	$357,000	$1,294,000	$1,825,000	$5,818,000
Total operating expenses	4,247,000	25,408,000	12,194,000	50,739,000
Non-operating income (loss)	(2,819,000)	17,550,000	(2,866,000)	27,179,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(6,709,000)	(6,564,000)	(13,235,000)	(17,742,000)
Loss from discontinued operations	(849,000)	(10,878,000)	(3,029,000)	(20,627,000)

Net loss	(7,558,000)	(17,442,000)	(16,264,000)	(38,369,000)

Allocation to noncontrolling interest	(110,000)	--	(110,000)	--

Net loss	$(7,448,000)	$(17,442,000)	$(16,154,000)	$(38,369,000)

Total basic and diluted loss per common share	$(0.56)	$(1.27)	$(1.20)	$(2.79)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares	13,426,625	13,777,618	13,539,740	13,783,798
Weighted average term of outstanding loans, including extensions	22 months	22 months	22 months	22 months

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

Total Revenues:  For the three months ended September 30, 2010, total revenues were approximately $0.4 million compared to approximately $1.3 million during the three months ended September 30, 2009, a decrease of approximately $0.9 million or 72%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased from approximately $1.3 million during the three months ended September 30, 2009, to approximately $0.3 million during the three months ended September 30, 2010.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from 17 loans totaling approximately $63.5 million as of September 30, 2009, to 12 loans totaling approximately $39.0 million as of September 30, 2010.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 9.30% as of September 30, 2009 to 1.99% as of September 30, 2010.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio and the reduction of interest rates on outstanding loans through TDR.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Total Operating Expenses:  For the three months ended September 30, 2010, total operating expenses were approximately $4.2 million compared to approximately $25.4 million during the three months ended September 30, 2009, a decrease of approximately $21.2 million or 83%.  Expenses were primarily affected by the following factors:

•
During the three months ended September 30, 2010, we recognized a provision for loan loss totaling approximately $0.4 million, compared to provision for loan losses during the three months ended September 30, 2009 totaling approximately $19.7 million.  This decrease is in part due to the fact we have less loans in our loan portfolio as of September 30, 2010 compared to September 30, 2009.  As of September 30, 2009, the ratio of total allowance for loan loss to total loans was 46%.  As of September 30, 2010, the ratio of total allowance for loan loss to total loans was 54%.  As of September 30, 2009, three loans totaling approximately $7.4 million were fully impaired and not charged off, compared to six loans totaling approximately $23.2 million as of September 30, 2010.  Even though our provision for loan losses for the three months ended September 30, 2010 has gone down compared to the same period in 2009, the ratio of total allowance for loan losses to total loans has gone up.  It is premature at this time for us to determine whether or not the increase in this ratio is indicative of a trend or whether it will decrease in the future.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

•
Professional fees increased approximately $0.6 million, from approximately $2.4 million during the three months ended September 30, 2009, to approximately $3.0 million during the same period in 2010.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $5.8 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $1.6 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the three months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $2.2 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  The Court entered final judgment for the case in California on March 18, 2010 and on September 8, 2010, the parties agreed to settle the case in Nevada.  See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

•
During the three months ended September 30, 2010, we recognized a settlement expense of approximately $2.2 million related to the Nevada Lawsuit.  See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.  There was no such expense during the same period in 2009.

Total Loss from Discontinued Operations:  For the three months ended September 30, 2010, total losses from discontinued operations were approximately $0.8 million compared to approximately $10.9 million during the three months ended September 30, 2009, a decrease of approximately $10.1 million or 93%.  The decrease is mainly due to the fact that there were no write-downs on REO during the three months ended September 30, 2010, compared to write-downs on 10 REO properties of approximately $10.6 million, during the three months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Total Revenues:  For the nine months ended September 30, 2010, total revenues were approximately $1.8 million compared to approximately $5.8 million during the nine months ended September 30, 2009, a decrease of approximately $4.0 million or 69%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased from approximately $5.6 million during the nine months ended September 30, 2009, to approximately $1.6 million during the nine months ended September 30, 2010, primarily due to the same factors discussed above in Total Revenues for the three months ended September 30, 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q/A.

Total Operating Expenses:  For the nine months ended September 30, 2010, total operating expenses were approximately $12.2 million compared to approximately $50.7 million during the nine months ended September 30, 2009, a decrease of approximately $38.5 million or 76%.  Expenses were primarily affected by the following factors in addition to the factors discussed above in Total Operating Expenses for the three months ended September 30, 2010:

•
During the nine months ended September 30, 2010, we recognized a provision for loan loss on three loans totaling approximately $3.5 million, compared to a provision for loan loss on 18 loans totaling approximately $36.3 million for the same period in 2009.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

•
Professional fees increased approximately $0.2 million during the nine months ended September 30, 2010, compared to the same period in 2009.  During the quarter ended September 30, 2010, we incurred professional fees and settlement expenses totaling approximately $9.3 million in the defense and settlement of a legal action against us in Nevada and California.  During the same period, we also recognized, subject to a reservation of rights, payments totaling approximately $3.0 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  During the nine months ended September 30, 2009, we recognized, subject to a reservation of rights, payments totaling approximately $2.2 million from our Directors and Officers insurance carrier with respect to legal fees incurred in the defense of such actions.  No assurance can be made regarding future reimbursement of legal fees.  See Note P – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Total Loss from Discontinued Operations:  For the nine months ended September 30, 2010, total losses from discontinued operations were approximately $3.0 million compared to approximately $20.6 million during the nine months ended September 30, 2009, a decrease of approximately $17.6 million or 85%.  The losses from discontinued operations is mainly due to the write-down on four of our REO properties totaling approximately $2.0 million during the nine months ended September 30, 2010 and approximately $19.5 million on 16 REO properties during the nine months ended September 30, 2009.  In addition, during the nine months ended September 30, 2010, we recorded a net gain of approximately $0.3 million on the sale of our REO properties, compared to a net loss on sale of our REO properties of approximately $0.2 million during the nine months ended September 30, 2009.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the nine months ended September 30, 2010:

For the Nine Months Ended
September 30, 2010
Net loss, as reported	$(16,154,000)
Add (deduct):
Provision for loan losses	3,472,000
Write down on real estate held for sale	2,033,000
Net book gain on sale of real estate held for sale	(285,000)
Net tax loss on sale of real estate held for sale	(41,144,000)
Net tax loss on sale of real estate held for sale-seller finance	(2,100,000)
Tax loss on foreclosure of mortgages	(15,525,000)
Provision for doubtful accounts related to receivable	133,000
Principal payment received on fully allowed loan included in other income	(178,000)
Tax loss on note receivable deemed worthless which was fully reserved for	(1,081,000)
Impairment of marketable securities-related party	627,000
Total estimated taxable loss	(70,202,000)
Add : Estimated taxable loss attributable to TRS II, Inc.	32,000

Estimated REIT taxable loss	$(70,170,000)

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

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM I and VF III will receive approximately $2.7 million, of which our portion equals approximately$2.0 million, and recorded in interest and other receivables at September 30, 2010.

At September 30, 2010, we had approximately $14.3 million in cash, $0.6 million in marketable securities – related party and approximately $119.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, assets held for sale, and REO totaling approximately $3.9 million, $55.6 million and $12.3 million, respectively, as of September 30, 2010, compared to approximately $22.1 million, $0, and $23.1 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Real Estate Held for Sale

At September 30, 2010, we held six properties with a total carrying value of approximately $12.3 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Real Estate Held For Sale – Seller-Financed

At September 30, 2010, we had no properties that had been sold in a transaction where we provided the financing to the purchaser.  GAAP requires us to include these properties in REO until the borrower has met and maintained certain requirements.  We may share ownership of such properties with VRM I, Fund III, our manager, or other related and/or unrelated parties.  For additional information on our investments in REO – seller-financed, refer to Note G – Real Estate Held for Sale – Seller-Financed of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

Assets Held for Sale, Net of Related Liabilities

At September 30, 2010, we held assets for sale, net of related liabilities, with a total carrying value of approximately $13.2 million, net of related liabilities of approximately $42.4 million.  These assets were acquired through foreclosure.  We seek to sell assets acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our assets held for sale, refer to Note H – Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q/A.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2010:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Secured borrowings (1)	$5,870,000	5,870,000	--	--	--
Notes payable (2)	110,000	110,000	--	--	--
Total	$5,980,000	$5,980,000	$--	$--	$--

(1)	See Note K – Secured Borrowings of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

(2)	See Note L – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note I– Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q/A, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

We did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by us and VRM I. This material weakness has resulted in the required restatement of previously issued consolidated financial statements included in this Quarterly Report on Form 10-Q/A

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors.

Plan of Remediation

To remediate the aforementioned material weakness, we are implementing additional controls to help ensure that all relevant accounting pronouncements are monitored and researched, and that the effect of such pronouncements on us is communicated to management and our independent accountants.

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, management has identified changes to improve its control environment that are reasonably likely to materially affect our internal controls over financial reporting.  In particular, the Company has made personnel changes in the accounting, finance and administrative areas.  As part of an effort to reduce general and administrative expenses, Rocio Revollo was replaced as the Chief Financial Officer on May 21, 2010.  At that time, Michael V. Shustek became the Interim Chief Financial Officer and Strategix Solutions, LLC immediately identified two additional personnel to complete many of Ms. Revollo’s responsibilities.  With the availability of additional personnel, internal controls over financial reporting have been further enhanced including segregation of duties and an improved review of the foreclosure accounting and reporting process.  Management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to enhance the overall internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note O – Legal Matters Involving the Manager and Note P – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of September 30, 2010, our non-performing assets were approximately $71.8 million, representing approximately 113% and 59% of our stockholders’ equity and total assets, respectively.  Non-performing assets included approximately $3.9 million in non-performing loans, net of allowance for non-performing loan losses of approximately $22.3 million, approximately $12.3 million of REO and approximately $55.6 million of assets held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.

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

We have not paid any dividends since June 2008 and we do not anticipate paying dividends in the foreseeable future.  Dividends were suspended as a result of our operating losses.  For the years ended December 31, 2009 and 2008, our net losses were approximately $55.0 million and $130.2 million, respectively.  We expect that the current economic conditions will make it difficult for us to attain profitability in the near to mid-term.  We are obligated to distribute not less than 90% or our REIT taxable income.  However, at this time, we cannot predict when or if we will generate taxable income and dividends will be reinstated.  For the nine months ended September 30, 2010, our net losses were approximately $16.2 million.

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

We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part II, Item 6 – Exhibits of this Quarterly Report on Form 10-Q/A).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, and these costs are being amortized to interest expense over the terms of the agreements.  As September 30, 2010, and December 31, 2009, we had approximately $5.9 million $8.4 million, respectively, in funds, including approximately $0.5 million, respectively, in interest reserves, used under Inter-creditor Agreements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 3, 2011

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	August 3, 2011

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q/A of Vestin Realty Mortgage II, Inc.;

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

Date: August 3, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-Q/A of Vestin Realty Mortgage II, Inc.;

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

Date: August 3, 2011

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

(1)
The Registrant’s Report on Form 10-Q/A for the three and nine months ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 3, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: August 3, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.