Form 10-Q
period 2011-06-30
Vestin Realty Mortgage II, Inc
filed 2011-08-15
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  [   ]    No   [X]

As of August 15, 2011, there were 13,139,513 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash	$7,205,000	$7,884,000
Investment in marketable securities - related party	673,000	539,000
Interest and other receivables, net of allowance of $4,512,000 at June 30, 2011 and $3,952,000 at December 31, 2010	63,000	2,119,000
Notes receivable, net of allowance of $17,980,000 at June 30, 2011 and $14,131,000 at December 31, 2010	--	--
Real estate held for sale	12,356,000	12,808,000
Assets held for sale	62,357,000	59,416,000
Investment in real estate loans, net of allowance for loan losses of $25,434,000 at June 30, 2011 and $33,557,000 at December 31, 2010	27,274,000	26,719,000
Due from related parties	73,000	712,000
Assets under secured borrowings	1,320,000	1,320,000
Other assets	263,000	150,000

Total assets	$111,584,000	$111,667,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,805,000	$5,325,000
Secured borrowings	1,088,000	1,088,000
Note payable	1,467,000	1,324,000
Unearned revenue	--	26,000
Liabilities related to assets held for sale	47,475,000	45,769,000

Total liabilities	51,835,000	53,532,000

Commitments and contingencies

Equity Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 1,857,850 shares at June 30, 2011 and 1,857,850 shares at December 31, 2010	(6,907,000)	(6,907,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 13,139,513 outstanding at June 30, 2011 and 14,997,363 shares issued and 13,139,513 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	278,550,000	278,550,000
Accumulated deficit	(217,895,000)	(218,203,000)
Common shares held by trusts related to assets held for sale	(648,000)	(648,000)
Accumulated other comprehensive income (loss)	1,149,000	(37,000)
Total stockholders’ equity before noncontrolling interest	54,250,000	52,756,000
Noncontrolling interest – related party	5,499,000	5,379,000

Total equity	59,749,000	58,135,000

Total liabilities and equity	$111,584,000	$111,667,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Revenues
Interest income from investment in real estate loans	$258,000	$597,000	$757,000	$1,273,000
Gain related to recovery of allowance for loan loss	35,000	--	35,000	--
Other income	92,000	93,000	98,000	195,000
Total revenues	385,000	690,000	890,000	1,468,000

Operating expenses
Management fees - related party	274,000	275,000	549,000	549,000
Provision for loan loss	--	3,048,000	--	3,048,000
Interest expense	50,000	290,000	119,000	613,000
Professional fees	394,000	995,000	699,000	3,071,000
Other	168,000	242,000	363,000	666,000
Total operating expenses	886,000	4,850,000	1,730,000	7,947,000

Loss from operations	(501,000)	(4,160,000)	(840,000)	(6,479,000)

Non-operating income (loss)
Interest income from banking institutions	2,000	--	5,000	--
Discounted professional fees	1,600,000	--	1,600,000	--
Settlement expense	--	--	--	(47,000)
Total non-operating income (loss), net	1,602,000	--	1,605,000	(47,000)

Provision for income taxes	--	--	--	--

Income(loss) from continuing operations	1,101,000	(4,160,000)	765,000	(6,526,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	10,000	285,000	10,000	381,000
Expenses related to real estate held for sale	(127,000)	(264,000)	(399,000)	(528,000)
Write-downs on real estate held for sale	(612,000)	(2,033,000)	(612,000)	(2,033,000)
Income from Hawaiian cemeteries and mortuaries, net of income taxes	591,000	--	877,000	--
Total loss from discontinued operations	(138,000)	(2,012,000)	(124,000)	(2,180,000)

Net income (loss)	963,000	(6,172,000)	641,000	(8,706,000)
Allocation to noncontrolling interest – related party	225,000	--	333,000	--
Net income (loss) attributable to common stockholders	$738,000	$(6,172,000)	$308,000	$(8,706,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	0.08	(0.31)	0.06	(0.48)
Discontinued operations	(0.02)	(0.14)	(0.04)	(0.16)
Total basic and diluted income (loss) per weighted
average common share	$0.06	$(0.45)	$0.02	$(0.64)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	13,139,513	13,578,453	13,139,513	13,597,235

The accompanying notes are an integral part of these consolidated statements.

		VESTIN REALTY MORTGAGE II, INC.

		CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

		FOR THE SIX MONTHS ENDED JUNE 30, 2011

		(UNAUDITED)
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common shares held by trusts related to assets held for sale	Noncontrolling Interest	Total

Stockholders' Equity at December 31, 2010	1,857,850	$(6,907,000)	13,139,513	$1,000	$278,550,000	$(218,203,000)	$(37,000)	$(648,000)	$5,379,000	$58,135,000

Net income						308,000			333,000	641,000

Unrealized Gain on Marketable Securities – Related Party							128,000			128,000

Unrealized Gain on Marketable Securities on Assets Held for Sale							1,058,000			1,058,000

Comprehensive Income										1,827,000

Distributions									(213,000)	(213,000)

Stockholders' Equity at June 30, 2011 (Unaudited)	1,857,850	$(6,907,000)	13,139,513	$1,000	$278,550,000	$(217,895,000)	$1,149,000	$(648,000)	$5,499,000	$59,749,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Six Months Ended
	06/30/2011	06/30/2010
Cash flows from operating activities:
Net income (loss)	$308,000	$(8,706,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	559,000	133,000
Gain on sale of real estate held for sale	(10,000)	(381,000)
Write-downs on real estate held for sale	612,000	2,033,000
Recovery of allowance for doubtful notes receivable included in other income	(91,000)	(90,000)
Gain related to recovery of allowance for loan loss	(35,000)
Provision for loan loss	--	3,048,000
Prepaid interest income – unearned revenue	--	62,000
Amortized interest income	(26,000)	(5,000)
Amortized financing costs, included in interest expense	--	175,000
Net income from Hawaiian cemeteries and mortuaries, net of income taxes	(544,000)	--
Change in operating assets and liabilities:
Interest and other receivables	1,498,000	(341,000)
Assets held for sale, net of liabilities	700,000	--
Due to/from related parties	639,000	266,000
Other assets	106,000	24,000
Accounts payable and accrued liabilities	(3,519,000)	(204,000)
Net cash provided by (used in) operating activities	197,000	(3,986,000)

Cash flows from investing activities:
Investments in real estate loans	(1,453,000)	(621,000)
Purchase of investments in real estate loans from Fund III	--	(200,000)
Proceeds from loan payoffs	71,000	9,095,000
Sale of investments in reat estate loans from:
Related parties	100,000	--
Third parties	600,000	--
Proceeds from notes receivable	91,000	90,000
Proceeds related to real estate held for sale	10,000	3,822,000
Purchase of marketable securities – related party	(6,000)	--
Deposit liability	--	260,000
Net cash provided by (used in) investing activities	(587,000)	12,446,000

Cash flows from financing activities:
Principal payments on notes payable	(76,000)	(81,000)
Distributions to holder of noncontrolling interest – related party	(213,000)	--
Purchase of treasury stock at cost	--	(195,000)
Net cash used in financing activities	(289,000)	(276,000)

NET CHANGE IN CASH	(679,000)	8,184,000

Cash, beginning of period	7,884,000	1,444,000

Cash, end of period	$7,205,000	$9,628,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)
	For the Six Months Ended
	06/30/2011	06/30/2010
Supplemental disclosures of cash flows information:
Interest paid	$119,000	$438,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$235,000
Deferred gain on sale of real estate where we provided the financing	$--	$4,000
Note payable relating to prepaid D & O insurance	$219,000	$244,000
Account receivable related to sale of loan collateral, held in escrow account	$--	$1,957,000
Seller financed real estate held for sale reclassified loan	$--	$(3,500,000)
Adjustment to note receivable and related allowance	$--	1,081,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$160,000	$5,152,000
Sale of real estate held for sale where we provided the financing	$--	$3,496,000
Unrealized gain (loss) on marketable securities - related party	$128,000	$(112,000)
Unrealized gain on marketable securities of assets held for sale	$1,058,000	$--

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The consolidated financial statements include the accounts of us, our wholly owned taxable REIT subsidiary, Vestin TRS II, Inc (“TRS II”), Hawaii Funeral Services, LLC (“HFS”) and related trusts.  All significant inter-company transactions and balances have been eliminated in consolidation.  The results of operation related to HFS have been included in our Consolidated Statements of Operations under “Income from Hawaiian Cemeteries and Mortuaries, net of income taxes”.  Additionally, the distributions received from HFS have been included in our Consolidated Statements of Cash Flows in the financing activities portion of this statement.

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

On January 21, 2011, Eric Bullinger was appointed as our new CFO by the Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Michael Shustek, was acting as our interim CFO.

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

Real Estate Held For Sale – Seller-Financed

We occasionally finance sales of foreclosed properties (“seller-financed REO”) to independent third parties.  In order to record a sale of real estate when the seller is providing continued financing, the buyer of the real estate is required to make minimum initial and continuing investments.  Minimum initial investments range from 10% to 25% based on the type of real estate sold.  In addition, there are limits on commitments and contingent obligations incurred by a seller in order to record a sale.

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

The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market price as of June 30, 2011 and December 31, 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the six months ended June 30, 2011 and 2010.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the June 30, 2011 presentation.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provision for the six months ended June 30, 2011 and 2010 was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note J – Fair Value of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2011 and December 31, 2010, we had approximately $0.3 million and $6.3 million, respectively, in excess of the federally-insured limits.  Additionally, as of June 30, 2011 and December 31, 2010, the assets held for sale included $0 and $4.2 million, respectively, in cash deposits held in excess of federally insured limits.

As of June 30, 2011, 37%, 16%, 27% and 20% of our loans were in Nevada, California, Arizona and Texas, respectively, compared to 39%, 16%, 24% and 21%, at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 58% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates are between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.  As of June 30, 2011, our largest loan, totaling $12.6 million, is located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The loan located in Texas, a performing loan with an interest rate of 8%, is a result of troubled debt restructuring whereby the total interest is being fully deferred and payable at maturity.  The loan located in California, a performing loan with an interest rate of 11%, is a result of troubled debt restructuring.  Through March 25, 2011, interest was being paid monthly at 6% and deferred at 5%.  Effective March 25, 2011, the total interest is being fully deferred until February 2012, at which time 6% interest will, once again, be payable monthly and 5% will be deferred and due upon maturity.  See “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 51% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates range between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.

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

Common Guarantors

As of June 30, 2011 and December 31, 2010, two and four loans, respectively totaling approximately $15.9 million and $19.8 million, respectively, representing approximately 30.2% and 32.8% of our portfolio’s total value, respectively, along with two unsecured notes receivable totaling approximately $3.9 million, had a common guarantor.  As of June 30, 2011 and December 31, 2010, all of the loans and notes were fully reserved.  At June 30, 2011 and December 31, 2010, both loans were considered non-performing.

As of June 30, 2011 and December 31, 2010, three loans totaling approximately $8.8 million had a common guarantor.  These loans represented approximately 16.7% and 14.6%, respectively, of our portfolio’s total value as of June 30, 2011 and December 31, 2010.  One loan at June 30, 2011 and December 31, 2010 was related to our secured borrowings of approximately $1.3 million including approximately $0.2 million in interest reserves.  Another loan at June 30, 2011 and December 31, 2010 is secured by a second deed of trust and had a balance of approximately $1.0 million.  All three loans were considered performing as of June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, two and three loans totaling approximately $3.8 million and $3.1 million, respectively, representing approximately 7.2% and 5.2%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding non-performing loans discussed above, see “Non-Performing Loans” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2011 and December 31, 2010, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2011 and December 31, 2010, we had one and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of June 30, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender, and, as a result, we, VRM I and Fund III received approximately $2.7 million, of which our portion is approximately $2.0 million.

Investments in real estate loans as of June 30, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$36,439,000	11.37%	69.13%	67.71%
Construction	1	5,336,000	8.00%	10.13%	92.00%
Land	3	10,933,000	10.75%	20,74%	64.61%
Total	14	$52,708,000	10.90%	100.00%	68.68%

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$41,111,000	11.13%	68.20%	65.19%
Construction	2	8,231,000	8.54%	13.66%	86.69%
Land	3	10,934,000	10.75%	18.14%	76.15%
Total	18	$60,276,000	10.71%	100.00%	74.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2011 and December 31, 2010, was 8.61% and 8.49%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2011, and December 31, 2010:

Loan Type	Number of Loans	June 30, 2011 Balance*	Portfolio Percentage	Number of Loans	December 31, 2010 Balance*	Portfolio Percentage

First deeds of trust	8	$23,152,000	43.93%	10	$25,334,000	42.03%
Second deeds of trust	6	29,556,000	56.07%	8	34,942,000	57.97%
Total	14	$52,708,000	100.00%	18	$60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2011:

Non-performing and past due loans	$18,896,000
July 2011 – September 2011	3,716,000
October 2011 – December 2011	18,303,000
January 2012 – March 2012	8,988,000
April 2012 – June 2012	1,036,000
Thereafter	1,769,000

Total	$52,708,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$14,138,000	26.82%	$14,678,000	24.35%
California	8,219,000	15.59%	9,633,000	15.98%
Nevada	19,636,000	37.26%	23,350,000	38.74%
Oregon	46,000	0.09%	46,000	0.08%
Texas	10,669,000	20.24%	12,569,000	20.85%
Total	$52,708,000	100.00%	$60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$52,708,000	$60,276,000
Less:
Allowance for loan losses (a)	(25,434,000)	(33,557,000)
Balance per consolidated balance sheets	$27,274,000	$26,719,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.5 million, net of allowance for loan losses of approximately $17.4 million, which does not include the allowances of approximately $8.1 million relating to performing loans as of June 30, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  As of June 30, 2011, these loans have been non-performing from 22 months to 37 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of August 15, 2011, these loan balances have not been charged off.

At June 30, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2011	Allowance for Loan Losses	Net Balance at June 30, 2011
Commercial	4	$18,896,000	$(17,358,000)	$1,538,000
Total	4	$18,896,000	$(17,358,000)	$1,538,000

At December 31, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010
Commercial	5	$21,079,000	$(19,541,000)	$1,538,000
Construction	1	2,896,000	(2,736,000)	160,000
Total	6	$23,975,000	$(22,277,000)	$1,698,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 63%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	18,896,000	(17,358,000)	1,538,000
Subtotal non-performing loans	18,896,000	(17,358,000)	1,538,000

Performing loans – no related allowance	12,323,000	--	12,323,000
Performing loans – related allowance	21,489,000	(8,076,000)	13,413,000
Subtotal performing loans	33,812,000	(8,076,000)	25,736,000

Total	$52,708,000	$(25,434,000)	$27,274,000

	As of December 31, 2010
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	23,975,000	(22,277,000)	1,698,000
Subtotal non-performing loans	23,975,000	(22,277,000)	1,698,000

Performing loans – no related allowance	14,056,000	--	14,056,000
Performing loans – related allowance	22,245,000	(11,280,000)	10,965,000
Subtotal performing loans	36,301,000	(11,280,000)	25,021,000

Total	$60,276,000	$(33,557,000)	$26,719,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2011, we have provided a specific reserve allowance for four non-performing loans and six performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2011 and 2010 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sale, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 6/30/11
Commercial	$27,487,000	$--	$(33,000)	$(1,414,000)	$(3,940,000)	$22,100,000
Construction	5,646,000	--	--	--	(2,736,000)	2,910,000
Land	424,000	--	--	--	--	424,000
Total	$33,557,000	$--	$(33,000)	$(1,414,000)	$(6,676,000)	$25,434,000

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO or Notes Receivable	Balance at 6/30/10
Commercial	$45,362,000	$580,000	$(9,642,000)	$--	$--	$36,300,000
Construction	8,361,000	2,468,000	--	--	--	10,829,000
Land	5,193,000	--	--	--	(5,193,000)	--
Total	$58,916,000	$3,048,000	$(9,642,000)	$--	$(5,193,000)	$47,129,000

Troubled Debt Restructuring

As of June 30, 2011 and December 31, 2010, we had seven and five loans, totaling approximately $29.7 million and $28.0 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,955,000	4	$13,705,000	1	$3,250,000
Construction	1	5,335,000	1	5,335,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$29,7450,000	6	$26,490,000	1	$3,250,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$15,186,000	2	$11,936,000	1	$3,250,000
Construction	1	5,335,000	1	5,335,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	5	$27,971,000	4	$24,721,000	1	$3,250,000

•
Commercial – As of June 30, 2011 and December 31, 2010, we had 10 commercial loans, four and three of them, respectively, were modified pursuant to TDR.  As of June 30, 2011, four of the loans were secured by second deeds of trust and two of four loans were considered performing prior to their restructuring.  As of December 31, 2010, all of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  On January 1, 2011, the principal amount of one of the non-performing loans was reduced by approximately $0.8 million.  Interest only payments are due monthly until August 2011, at which point payments of interest and principal will start.  The interest rate was adjusted from 12% to 4.5%.  As of June 30, 2011 this loan was considered performing.  As of August 15, 2011,  there have been no additional changes in performance on remaining loans.

•
Construction – As of June 30, 2011 and December 31, 2010, we had one construction loan modified pursuant to TDR.  As of August 15, 2011, the loan continues to perform as required by the loan modifications.

•	Land – As of June 30, 2011 and December 31, 2010, we had one land loan modified pursuant to TDR. As of August 15, 2011, the loan continues to perform as required by the loan modifications.

Extensions

As of June 30, 2011, our manager had granted extensions on nine loans, totaling approximately $41.0 million, of which our portion was approximately $35.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Our manager extended three performing loans during the six months ended June 30, 2011 to postpone our foreclosure of the properties.  These loans are considered performing as of August 15, 2011.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2011 and December 31, 2010, we owned 538,178 and 533,675 shares, respectively, of VRM I’s common stock, representing approximately 8.49% and 8.35%, respectively, of their total outstanding common stock. The closing price of VRM I’s common stock on June 30, 2011, was $1.25 per share.

During the six months ended June 30, 2011, the trading price for VRM I’s common stock ranged from $1.02 to $1.52 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2011, we held six properties with a total carrying value of approximately $12.4 million, which were acquired through foreclosure and recorded as investments in REO.  On February 11, 2011, we completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $0.2 million, net of prior allowance for loan loss.  On May 31, 2011, we recorded a write down on a property based on an appraisal dated May 23, 2011.  The total write down was approximately $46,000, of which our portion was approximately $16,000.  On June 30, 2011 we recorded a write down on a property based on an appraisal dated July 13, 2011.  The total write down was approximately $0.7 million, of which our portion was approximately $0.6 million.

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As discussed in Note M – Legal Matters Involving the Company, during July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes four cemeteries and eight mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM I acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets of approximately $14.1 million, of which our portion was approximately $8.8 million, were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold an interest of approximately 62 percent and VRM I holds and interest of approximately 38 percent.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2011.

The following is summary of net assets held for sale as of June 30, 2011:

June 30, 2011
Assets:
Current Assets	$4,524,000
Preneed cemetery receivables, net	3,832,000
Cemetery property, at cost	3,140,000
Property and equipment	5,295,000
Deferred charges and other assets	367,000
Cemetery trust investments	45,199,000
Total assets	$62,357,000

Liabilities:
Accounts payable and accrued liabilities	$256,000
Deferred preneed cemetery revenues	1,010,000
Trusts’ corpus	46,209,000
Total liabilities	47,475,000

Net assets held for sale	$14,882,000

The following is summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2011:

	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2011

Revenue	$3,080,000	$6,401,000
Expenses	(2,489,000)	(5,524,000)

Net Income	$591,000	$877,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the six months ended June 30, 2011 and 2010, were approximately $274,000 and $275,000, respectively.

As of June 30, 2011, and December 31, 2010, our manager owned 92,699 of our common shares, representing approximately 0.71% of our total outstanding common stock for each period.

As of June 30, 2011, we had receivables from our manager of $19,000.  As of December 31, 2010, we had receivables from our manager of $5,000.

Transactions with Other Related Parties

As of June 30, 2011 and, December 31, 2010, we owned 538,178 and 533,675 common shares, respectively, of VRM I, representing approximately 8.49% and 8.35%, respectively, of their total outstanding common stock for both periods.

As of June 30, 2011 and December 31, 2010, VRM I owned 537,078 and 225,134 of our common shares, respectively,  representing approximately 4.09% and 1.71%, respectively, of our total outstanding common stock for each period.

As of June 30, 2011, we owed VRM I approximately $10,000, primarily related to legal fees.  As of December 31, 2010, we had receivables from VRM I of approximately $0.7 million, primarily related to legal fees.

As of June 30, 2011 and December 31, 2010, Fund III owned 114,117 of our common shares, representing approximately 0.87% of our total outstanding common stock.

As of June 30, 2011, we had a receivable from Fund III of $4,000.  As of December 31, 2010, we owed Fund III $37,000.

During the three and six months ended June 30, 2011, SCORP, Inc. dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Senior Vice President of Vestin Group, received consulting fees from VRM I, Fund III and us of approximately $20,000 and $60,000, respectively.  Our pro-rata share of these fees totaled approximately $ 27,000 and $14,000, respectively.

During the three months ended June 30, 2011, we sold $100,000 of a performing loan to a trust in which a director is one of the trustees.  No gain or loss resulted from this transaction.

NOTE I — NOTES PAYABLE

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $82,000 and nine monthly payments of $28,000 beginning on May 27, 2011.  As of June 30, 2011, the outstanding balance of the note was $171,000.

On December 3, 2010, we, VRM I and Fund III mortgaged a mixed-use property held for sale for $1.6 million, of which our portion was approximately $1.3 million.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  Interest expense for the six months ended June 30, 2011 amounted to $119,000.

NOTE J — FAIR VALUE

As of June 30, 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and secured borrowings.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2011 and December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/2011	Carrying Value on Balance Sheet at 6/30/2011
Assets
Investment in marketable securities - related party	$673,000	$--	$--	$673,000	$673,000
Investment in real estate loans	$--	$--	$27,136,000	$27,136,000	$27,274,000
Assets under secured borrowings	$--	$--	$1,320,000	$1,320,000	$1,320,000

Liabilities
Secured borrowings	$--	$--	$1,088,000	$1,088,000	$1,088,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$539,000	$--	$--	$539,000	$539,000
Investment in real estate loans	$--	$--	$26,624,000	$26,624,000	$26,719,000
Assets under secured borrowings	$--	$--	$1,320,000	$1,320,000	$1,320,000

Liabilities
Secured borrowings	$--	$--	$1,088,000	$1,088,000	$1,088,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Change in temporary valuation adjustment included in net income (loss)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
New mortgage loans and mortgage loans bought	1,453,000	--
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Collections of principal and sales of investment in real estate loans	(771,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Temporary change in estimated fair value based on future cash flows	(10,000)	--

Balance on June 30, 2011, net of temporary valuation adjustment	$27,136,000	$1,320,000

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000

Balance on June 30, 2011, net of temporary valuation adjustment	$1,088,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to June 30, 2010:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2010	$52,460,000	$8,370,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(3,048,000)	--
Purchase and additions of assets
Transfer of real estate loans to REO	(10,344,000)	--
Transfer of allowance on real estate loans to REO	5,192,000	--
New mortgage loans and mortgage loans bought	4,321,000	--
Contra on seller-financed REO	(3,500,000)	--
Reduction of contra on seller-financed REO	3,500,000	--
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(20,695,000)	--
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	9,643,000	--
Temporary change in estimated fair value based on future cash flows	(1,256,000)	--

Balance on June 30, 2010, net of temporary valuation adjustment	$36,273,000	$8,370,000

Liabilities
Secured borrowings

Balance on January 1, 2010	$7,910,000

Balance on June 30, 2010, net of temporary valuation adjustment	$7,910,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

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

On May 9, 2007, we, VRM I, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, Vestin Mortgage and us and in part to fund the trust’s statutory minimum balances.  We, VRM I, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trust’s statutory minimum balances.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of us, VRM I and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010 the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010 we and VRM I completed our foreclosure of these properties and classified them as Assets Held for Sale, Liabilities Related to Assets Held for Sale and Discontinued Operations as discussed in Note G – Assets Held for Sale and Discontinued Operations.

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

NOTE O— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC:

During July 2011, we sold one REO property located in Nevada, classified as construction, to an unrelated third party for approximately $0.2 million, resulting in a gain of approximately $64,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy experienced a recovery in 2010, the commercial real estate markets in the areas where we make loans continue to suffer from depressed conditions.  These depressed conditions persist in 2011 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

The adverse conditions in the commercial real estate markets coupled with our increase in non-performing assets has led to the reduction of new loans funded by us and the reduction of investments in real estate loans.  During the six months ended June 30, 2011, we funded one loan totaling approximately $1.5 million.  No loans were funded during the six months ended June 30, 2010.  We do not expect a significant change in funding of new loans to occur in the near future.

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

As of June 30, 2011, our loan-to-value ratio was 69%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of June 30, 2011, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2011, to the three months ended June 30, 2010.

Total Revenues:  For the three months ended June 30, 2011, total revenues were approximately $0.4 million compared to approximately $0.7 million during the three months ended June 30, 2010, a decrease of approximately $0.3 million or 49%.  Revenues were primarily affected by the decrease in interest income which is primarily due to the decrease of our investment in real estate loans of approximately $32.7 million during the previous twelve months.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended June 30, 2011, total operating expenses were approximately $0.9 million compared to approximately $4.9 million during the three months ended June 30, 2010, a decrease of approximately $4.0 million or 82%.  Expenses were primarily affected by a decrease in provision for loan losses of approximately $3.1 million and professional fees of approximately $0.5 million.

Total Non-Operating Income (Loss):  For the three months ended June 30, 2011, total non-operating income was approximately $1.6 million, whereas, during the three months ended June 30, 2010, there was no similar income. Non-operating income was primarily affected by approximately $1.6 million in discounts received related to past legal bills.

Total Loss from Discontinued Operations:  For the three months ended June 30, 2011, total loss from discontinued operations was approximately $0.1 million compared to a total loss of approximately $2.0 million during the three months ended June 30, 2010, a decrease of approximately $1.9 million or 93%.  The decrease in loss is mainly due to the decrease in write-downs on real estate held for sale and income received during the three months ended June 30, 2011 from Hawaiian cemeteries and mortuaries acquired in third quarter 2010.

For additional information see Note F–Real Estate Held For Sale and Note G–Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2011, to the six months ended June 30, 2010.

Total Revenues:  For the six months ended June 30, 2011, total revenues were approximately $0.9 million compared to approximately $1.5 million during the six months ended June 30, 2010, a decrease of approximately $0.6 million or 42%.  Revenues were primarily affected by the decrease in interest income which is primarily due to the decrease of our investment in real estate loans of approximately $32.7 million during the previous twelve months.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the six months ended June 30, 2011, total operating expenses were approximately $1.7 million compared to approximately $8.0 million during the six months ended June 30, 2010, a decrease of approximately $6.2 million or 78%.  Expenses were primarily affected by a decrease in provision for loan losses of approximately $3.1 million and a decrease in professional fees of approximately $2.1 million.

Total Non-Operating Income (Loss):  For the six months ended June 30, 2011, total non-operating income was approximately $5,000, whereas, during the six months ended June 30, 2010, there was a non-operating loss of $47,000.  Non-operating income was primarily affected by approximately $1.6 million in discounts received related to past legal bills.

Total Loss from Discontinued Operations:  For the six months ended June 30, 2011, total loss from discontinued operations was approximately $0.1 million compared to a total loss of approximately $2.2 million during the six months ended June 30, 2010, a decrease of approximately $2.1 million or 94%.  The decrease is mainly due to the decrease in write-downs on real estate held for sale and income received during the six months ended June 30, 2011 from Hawaiian cemeteries and mortuaries acquired in third quarter 2010.

For additional information see Note F–Real Estate Held For Sale and Note G– Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the six months ended June 30, 2011, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the six months ended June 30, 2011:

For the Six Months Ended
June 30, 2011
Net income, as reported	$308,000
Deduct:
Tax loss on foreclosure of mortgage	(296,000)
Write down of real estate held for sale	612,000
Settlement of loan pursuant to troubled debt restructuring which was previously fully reserved	(1,414,000)
Principal payments received on fully allowed notes receivable and loans included
in other income	(124,000)
Total estimated taxable loss	(914,000)
Add : Estimated taxable loss attributable to TRS II, Inc.	--

Estimated REIT taxable loss	$(914,000)

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

During the six months ended June 30, 2011, net cash flows provided by operating activities approximated $0.2 million.  Operating cash flows were adversely impacted by the decrease in interest income of approximately $0.5 million, related to the decrease in our performing real estate loans, offset by an overall decrease in our operating expenses, during the six months ended June 30, 2011, compared to the same period in 2010.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $1.5 million and cash provided by loan payoffs of approximately $0.9 million.  Cash flows from financing activities consisted of cash used for payments on notes payable of approximately $76,000 and distributions to non-controlling interest related to the assets held for sale of approximately $213,000.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender, and, as a result, we, VRM I and Fund III received approximately $2.7 million, of which our portion is approximately $2.0 million.

At June 30, 2011, we had approximately $7.2 million in cash, approximately $0.7 million in marketable securities – related party and approximately $111.6 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

The Board of Directors of the Company has appointed a special committee of three members to enter into negotiations with VRM I regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined.  The compensation that is being paid to the special committee is $30,000 plus $750 per meeting to the Chairman of the committee and $22,500 plus $750 per meeting to the remaining members.  In furtherance of the proposed merger, the Company has engaged EdgeRock Realty Advisors, LLC as its financial advisor and Latham and Watkins as counsel to the special committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with VRM I. Any decision with respect to the proposed merger with VRM I will be subject to the approval of the special committee and stockholders of VRM I as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. We are not obligated to purchase any shares.  Subject to applicable securities laws repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2011 and December 31, 2010, we had purchased 1,844,100 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $6.9 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of June 30, 2011 and December 31, 2010, we had a total of 1,857,850 shares of treasury stock carried on our books at cost totaling approximately $6.9 million.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 0% to 15%, including certain loans which are being fully or partially accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of June 30, 2011 and December 31, 2010, we had investments in 14 and 18 real estate loans with a balance of approximately $52.7 million and $60.2 million, respectively.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through present have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2011:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Secured borrowings	$1,320,000	$1,320,000	$--	$--	$--
Notes payable (1)	1,467,000	1,467,000	--	--	--
Total	$2,787,000	$2,787,000	$--	$--	$--

(1)	See Note I – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$716,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$3,580,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$7,160,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(716,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(3,580,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(7,160,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$527,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,635,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$5,271,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(527,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,635,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(5,271,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

We did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by us and VRM I. This material weakness has resulted in the required restatement of previously issued consolidated financial statements for the quarter ended September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the second fiscal quarter of 2011, we changed our controls to determine, verify and review the accounting of foreclosure transactions to specifically address whether these transactions are subject to consolidation accounting.  We will continue to evaluate these changes to determine the material weakness described above has been remediated.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of June 30, 2011, we had purchased 1,844,100 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $6.9 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock, during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of June 30, 2011 and December 31, 2010, we had a total of 1,857,850 shares of treasury stock carried on our books at cost totaling approximately $6.9 million.

The following is a summary of our stock purchases during the three months ended June 30, 2011, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
April 1 – April 30, 2011	--	$--	--	$3,104,000
May 1 – May 31, 2011	--	--	--	3,104,000
June 1 – June 30, 2011	--	--	--	3,104,000

Total	--	$--	--	$3,104,000

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 15, 2011

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	August 15, 2011

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

Date: August 15, 2011

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

Date: August 15, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 15, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: August 15, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.