Form 10-Q
period 2011-09-30
Vestin Realty Mortgage II, Inc
filed 2011-11-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  [   ]    No   [X]

As of November 14, 2011, there were 12,720,782 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash	$3,405,000	$7,884,000
Investment in marketable securities - related party	614,000	539,000
Interest and other receivables, net of allowance of $5,070,000 at September 30, 2011 and $3,952,000 at December 31, 2010	14,000	2,119,000
Notes receivable, net of allowance of $17,980,000 at September 30, 2011 and $14,131,000 at December 31, 2010	--	--
Real estate held for sale	11,488,000	12,808,000
Assets held for sale	57,966,000	59,416,000
Investment in real estate loans, net of allowance for loan losses of $26,290,000 at September 30, 2011 and $33,557,000 at December 31, 2010	29,675,000	26,719,000
Due from related parties	44,000	712,000
Assets under secured borrowings	--	1,320,000
Other assets	183,000	150,000

Total assets	$103,389,000	$111,667,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$1,839,000	$5,325,000
Secured borrowings	--	1,088,000
Note payable	1,394,000	1,324,000
Unearned revenue	--	26,000
Liabilities related to assets held for sale	46,853,000	45,769,000

Total liabilities	50,086,000	53,532,000

Commitments and contingencies

Equity Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 2,276,581 shares at September 30, 2011 and 1,857,850 shares at December 31, 2010	(7,545,000)	(6,907,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,997,363 shares issued and 12,720,782 outstanding at September 30, 2011 and 14,997,363 shares issued and 13,139,513 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	278,550,000	278,550,000
Accumulated deficit	(219,626,000)	(218,203,000)
Common shares held by trusts related to assets held for sale	(648,000)	(648,000)
Accumulated other comprehensive loss	(3,082,000)	(37,000)
Total stockholders’ equity before noncontrolling interest	47,650,000	52,756,000
Noncontrolling interest – related party	5,653,000	5,379,000

Total equity	53,303,000	58,135,000

Total liabilities and equity	$103,389,000	$111,667,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Revenues
Interest income from investment in real estate loans	$259,000	$320,000	$1,016,000	$1,593,000
Gain related to recovery of allowance for loan loss	100,000	--	133,000	--
Other income	42,000	37,000	100,000	232,000
Total revenues	401,000	357,000	1,249,000	1,825,000

Operating expenses
Management fees - related party	274,000	274,000	823,000	823,000
Provision for loan loss	955,000	424,000	955,000	3,472,000
Interest expense	60,000	202,000	178,000	814,000
Professional fees	247,000	3,040,000	927,000	6,111,000
Other	228,000	307,000	589,000	974,000
Total operating expenses	1,764,000	4,247,000	3,472,000	12,194,000

Loss from operations	(1,363,000)	(3,890,000)	(2,223,000)	(10,369,000)

Non-operating income (loss)
Interest income from banking institutions	1,000	--	6,000	--
Discounted professional fees	--	--	1,620,000	--
Impairment of marketable securities – related party	--	(627,000)	--	(627,000)
Settlement expense	--	(2,192,000)	--	(2,239,000)
Total non-operating income (loss), net	1,000	(2,819,000)	1,626,000	(2,866,000)

Provision for income taxes	--	--	--	--

Loss from continuing operations	(1,362,000)	(6,709,000)	(597,000)	(13,235,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	64,000	(97,000)	74,000	285,000
Income from guarantors related to real estate held for sale	--	--	--	1,000
Expenses related to real estate held for sale	(258,000)	(462,000)	(657,000)	(992,000)
Write-downs on real estate held for sale	(708,000)	--	(1,321,000)	(2,033,000)
Income (loss) from Hawaiian cemeteries and mortuaries, net of income taxes	862,000	(163,000)	1,739,000	(163,000)
Total loss from discontinued operations	(40,000)	(722,000)	(165,000)	(2,902,000)

Net loss	(1,402,000)	(7,431,000)	(762,000)	(16,137,000)
Allocation to noncontrolling interest – related party	328,000	(52,000)	661,000	(52,000)
Net loss attributable to common stockholders	$(1,730,000)	$(7,379,000)	$(1,423,000)	$(16,085,000)

Basic and diluted loss per weighted average common share
Continuing operations	(0.11)	(0.49)	(0.05)	(0.97)
Discontinued operations	(0.02)	(0.06)	(0.06)	(0.22)
Total basic and diluted loss per weighted
average common share	$(0.13)	$(0.55)	$(0.11)	$(1.19)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	12,969,862	13,426,625	13,082,341	13,539,740

The accompanying notes are an integral part of these consolidated statements.

		VESTIN REALTY MORTGAGE II, INC.

		CONSOLIDATED STATEMENT OF EQUITY AND OTHER COMPREHENSIVE LOSS

		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		(UNAUDITED)
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common shares held by trusts related to assets held for sale	Noncontrolling Interest	Total

Stockholders' Equity at December 31, 2010	1,857,850	$(6,907,000)	13,139,513	$1,000	$278,550,000	$(218,203,000)	$(37,000)	$(648,000)	$5,379,000	$58,135,000

Net Income (Loss)						(1,423,000)			661,000	(762,000)

Unrealized Gain on Marketable Securities – Related Party							68,000			68,000

Unrealized Loss on Marketable Securities on Assets Held for Sale							(3,113,000)			(3,113,000)

Comprehensive Income										(3,807,000)
Distributions									(387,000)	(387,000)

Purchase of Treasury Stock	418,731	(638,000)	(418,731)							(638,000)

Stockholders' Equity at September 30, 2011 (Unaudited)	2,276,581	$(7,545,000)	12,720,782	$1,000	$278,550,000	$(219,626,000)	$(3,082,000)	$(648,000)	$5,653,000	$53,303,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months Ended
	09/30/2011	09/30/2010

Cash flows from operating activities:
Net loss	$(762,000)	$(16,137,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	1,117,000	133,000
Impairment of marketable securities – related party	--	627,000
Gain on sale of real estate held for sale	--	(454,000)
Loss on sale of real estate held for sale	--	169,000
Write-downs on real estate held for sale	1,321,000	2,033,000
Recovery of allowance for doubtful notes receivable included in other income	(91,000)	(90,000)
Gain related to recovery of allowance for loan loss	(133,000)	--
Provision for loan loss	956,000	3,472,000
Prepaid interest income – unearned revenue	--	62,000
Amortized interest income	(26,000)	(21,000)
Amortized financing costs, included in interest expense	--	175,000
Change in operating assets and liabilities:
Interest and other receivables	988,000	(61,000)
Assets held for sale, net of liabilities	(580,000)	163,000
Due to/from related parties	668,000	195,000
Other assets	186,000	114,000
Accounts payable and accrued liabilities	(3,487,000)	3,812,000
Net cash provided by (used in) operating activities	157,000	(5,808,000)

Cash flows from investing activities:
Investments in real estate loans	(6,895,000)	(680,000)
Purchase of investments in real estate loans from Fund III
Fund III	--	(200,000)
Third parties	--	(2,500,000)
Proceeds from loan payoffs	2,071,000	9,479,000
Sale of investments in real estate loans from:
VRM I	--	2,000,000
Related parties	300,000	--
Third parties	1,905,000	--
Proceeds from notes receivable	91,000	127,000
Proceeds related to real estate held for sale	160,000	11,157,000
Purchases of assets held for sale	--	(325,000)
Purchase of marketable securities – related party	(6,000)	--
Notes receivable	--	(37,000)
Deposit liability	--	260,000
Net cash provided by (used in) investing activities	(2,374,000)	19,281,000

Cash flows from financing activities:
Principal payments on notes payable	(149,000)	(162,000)
Cash used for pay down on secured borrowings	(1,088,000)	--
Distributions to holder of noncontrolling interest – related party	(387,000)	--
Purchase of treasury stock at cost	(638,000)	(487,000)
Net cash used in financing activities	(2,262,000)	(649,000)

NET CHANGE IN CASH	(4,479,000)	12,824,000

Cash, beginning of period	7,884,000	1,444,000

Cash, end of period	$3,405,000	$14,268,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)
	For the Nine Months Ended
	09/30/2011	09/30/2010

Supplemental disclosures of cash flows information:
Interest paid	$178,000	$639,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$236,000
Deferred gain on sale of real estate where we provided the financing	$--	$4,000
Note payable relating to prepaid D & O insurance	$219,000	$244,000
Account receivable related to sale of loan collateral, held in escrow account	$--	$1,957,000
Seller financed real estate held for sale reclassified loan	$--	$(3,500,000)
Investment in real estate loans by purchase of secured borrowings	$1,320,000	$--
Adjustment to note receivable and related allowance	$--	(1,070,000)
Real estate held for sale acquired through foreclosure, net of prior allowance	$160,000	$6,518,000
Payoff of loans funded through secured borrowings	$--	$2,500,000
Sale of real estate held for sale where we provided the financing	$--	$3,496,000
Allowance for notes receivable related to final payment & restricting of investments in real estate loans	$--	$(336,000)
Assets held for sale acquired, net of related liabilities and noncontrolling interest	$--	$8,494,000
Recognition of unrealized loss on marketable securities – related party	$--	$627,000
Unrealized gain (loss) on marketable securities - related party	$68,000	$(75,000)
Unrealized loss on marketable securities of assets held for sale	$(3,113,000)	$--

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The consolidated financial statements include the accounts of us, our wholly owned taxable REIT subsidiary, Vestin TRS II, Inc (“TRS II”), and Hawaii Funeral Services, LLC (“HFS”) and related trusts.  All significant inter-company transactions and balances have been eliminated in consolidation.  The results of operation related to HFS have been included in our Consolidated Statements of Operations under “Income from Hawaiian Cemeteries and Mortuaries, net of income taxes”.  Additionally, the distributions received from HFS have been included in our Consolidated Statements of Cash Flows in the financing activities portion of this statement.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

On January 21, 2011, Eric Bullinger was appointed as our new CFO by the Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of our Board of Directors, a new CFO for the Company.  From May 21, 2010, until January 21, 2011, our current CEO, Michael Shustek, was acting as our interim CFO.

On October21, 2011, we filed a notice of annual meeting of stockholders to be held December 15, 2011 for the following purposes:

1.	To elect two directors to serve until the 2014 Annual Meeting of Stockholders and until their successors are duly elected and qualify;

2.	To consider and vote upon the ratification of the appointment of JLK Partners, LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2011;

3.
To consider and vote upon an amendment to the Company’s Bylaws to expand its investment policy to include investment in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property;

4.	To consider and vote upon an amendment to the Company’s charter to change the term of the Company’s existence from expiration December 31, 2020 to perpetual existence; and

5.	To transact such other business as may properly come before the meeting or any postponement or adjournment thereof.

The Company’s board of directors has fixed the close of business on October 17, 2011, as the record date for the determination of the stockholders entitled to notice of, and to vote at, the Annual Meeting and any postponement or adjournment thereof.  Only those stockholders of record of the Company as of the close of business on that date will be entitled to vote at the Annual Meeting or any postponement or adjournment thereof.

All stockholders are cordially invited to attend the Annual Meeting in person.  Whether or not you plan to attend, please authorize your proxy by on e of the methods described in the accompanying Proxy Statement.  Should you receive more than one proxy because your shares are registered in different names and addresses, each proxy should be voted to assure that all your shares will be voted.  You may revoke your proxy at any time prior to the Annual Meeting.  If you attend the Annual Meeting and vote by ballot, your proxy will be revoked automatically and only your vote in person at the Annual Meeting will be counted.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market price as of September 30, 2011 and December 31, 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the nine months ended September 30, 2011 and 2010.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.

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

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provision for the nine months ended September 30, 2011 and 2010 was approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note K – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2011 and December 31, 2010, we had approximately $0.3 million and $6.3 million, respectively, in excess of the federally-insured limits.  Additionally, as of September 30, 2011 and December 31, 2010, the assets held for sale included $0 and $4.2 million, respectively, in cash deposits held in excess of federally insured limits.

As of September 30, 2011, 38%, 27%, 20% and 15% of our loans were in Nevada, Arizona, Texas, and California respectively, compared to 39%, 24%, 21%, and 16%, at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 55% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates are between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.  As of September 30, 2011, our largest loan, totaling $12.6 million, is located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The loan located in Texas, a performing loan with an interest rate of 8%, is a result of troubled debt restructuring whereby the total interest is being fully deferred and payable at maturity.  The loan located in California, a performing loan with an interest rate of 11%, is a result of troubled debt restructuring.  Through March 25, 2011, interest was being paid monthly at 6% and deferred at 5%.  Effective March 25, 2011, the total interest is being fully deferred until February 2012, at which time 6% interest will, once again, be payable monthly and 5% will be deferred and due upon maturity.  See “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 51% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates range between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.

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

Common Guarantors

As of September 30, 2011 and December 31, 2010, two and four loans, respectively totaling approximately $15.9 million and $19.8 million, respectively, representing approximately 28.3% and 32.8% of our portfolio’s total value, respectively, along with two unsecured notes receivable totaling approximately $3.9 million, had a common guarantor.  As of September 30, 2011 and December 31, 2010, all of the loans and notes were fully reserved.  At September 30, 2011 and December 31, 2010, both loans were considered non-performing.

As of September 30, 2011 and December 31, 2010, three loans totaling approximately $10.0 and $8.8 million, respectively, had a common guarantor.  These loans represented approximately 17.9% and 14.6%, respectively, of our portfolio’s total value as of September 30, 2011 and December 31, 2010.  One loan at December 31, 2010 was related to our secured borrowings of approximately $1.3 million including approximately $0.2 million in interest reserves.  As of September 30, 2011 we repurchased the secured borrowings portion of the loan.  Another loan at September 30, 2011 and December 31, 2010 is secured by a second deed of trust and had a balance of approximately $0.9 million and $1.0 million, respectively.  All three loans were considered performing as of September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, four and three loans totaling approximately $4.7 million and $3.1 million, respectively, representing approximately 9.8% and 5.2%, respectively, of our portfolio’s total value, had a common guarantor.  These loans are considered performing.

For additional information regarding non-performing loans discussed above, see “Non-Performing Loans” in Note D –  Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2011 and December 31, 2010, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2011 and December 31, 2010, we had two and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of September 30, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	14	$38,376,000	11.28%	68.57%	73.20%
Construction	1	6,656,000	8.00%	11,89%	92.00%
Land	3	10,933,000	10.75%	19.54%	64.15%
Total	18	$55,965,000	10.79%	100.00%	72.51%

Investments in real estate loans as of December 31, 2010, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	13	$41,111,000	11.13%	68.20%	65.19%
Construction	2	8,231,000	8.54%	13.66%	86.69%
Land	3	10,934,000	10.75%	18.14%	76.15%
Total	18	$60,276,000	10.71%	100.00%	74.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2011 and December 31, 2010, was 8.64% and 8.49%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2011, and December 31, 2010:

Loan Type	Number of Loans	September 30, 2011 Balance*	Portfolio Percentage	Number of Loans	December 31, 2010 Balance*	Portfolio Percentage
First deeds of trust	12	$26,520,000	47.39%	10	25,334,000	42.03%
Second deeds of trust	6	29,445,000	52.61%	8	34,942,000	57.97%
Total	18	55,965,000	100.00%	18	60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2011:

Non-performing and past due loans	$18,896,000
October 2011 – December 2011	21,972,000
January 2012 – March 2012	9,937,000
April 2012 – June 2012	1,036,000
July 2012 – September 2012	1,962,000
Thereafter	2,162,000

Total	$55,965,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$14,837,000	26.51%	$14,678,000	24.35%
California	8,209,000	14.67%	9,633,000	15.98%
Maryland	502,000	0.90%	--	--
Nevada	21,452,000	38.33%	23,350,000	38.74%
Oregon	46,000	0.08%	46,000	0.08%
Texas	10,919,000	19.51%	12,569,000	20.85%
Total	$55,965,000	100.00%	$60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$55,965,000	$60,276,000
Less:
Allowance for loan losses (a)	(26,290,000)	(33,557,000)
Balance per consolidated balance sheets	$29,675,000	$26,719,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2011, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.0 million, net of allowance for loan losses of approximately $17.9 million, which does not include the allowances of approximately $8.4 million relating to performing loans as of September 30, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  As of September 30, 2011, these loans have been non-performing from 25 months to 40 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of November 14, 2011, these loan balances have not been charged off.

At September 30, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2011	Allowance for Loan Losses	Net Balance at September 30, 2011
Commercial	4	$18,896,000	$(17,865,000)	$1,031,000
Total	4	$18,896,000	$(17,865,000)	$1,031,000

At December 31, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010
Commercial	5	$21,079,000	$(19,541,000)	$1,538,000
Construction	1	2,896,000	(2,736,000)	160,000
Total	6	$23,975,000	$(22,277,000)	$1,698,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 63%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	18,896,000	(17,865,000)	1,031,000
Subtotal non-performing loans	18,896,000	(17,865,000)	1,031,000

Performing loans – no related allowance	14,371,000	--	$14,371,000
Performing loans – related allowance	22,698,000	(8,425,000)	14,273,000
Subtotal performing loans	37,069,000	(8,425,000)	28,644,000

Total	$55,965,000	$(26,290,000)	$29,675,000

	As of December 31, 2010
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	23,975,000	(22,277,000)	1,698,000
Subtotal non-performing loans	23,975,000	(22,277,000)	1,698,000

Performing loans – no related allowance	14,056,000	--	14,056,000
Performing loans – related allowance	22,245,000	(11,280,000)	10,965,000
Subtotal performing loans	36,301,000	(11,280,000)	25,021,000

Total	$60,276,000	$(33,557,000)	$26,719,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2011, we have provided a specific reserve allowance for four non-performing loans and six performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2011 and 2010 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sale, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 9/30/11
Commercial	$23,106,000	$496,000	$(133,000)	$(1,414,000)	$(3,940,000)	$18,115,000
Construction	10,027,000	--	--	--	(2,736,000)	7,291,000
Land	424,000	460,000	--	--	--	884,000
Total	$33,557,000	$956,000	$(133,000)	$(1,414,000)	$(6,676,000)	$26,290,000

Loan Type	Balance at 12/31/2009	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO or Notes Receivable	Balance at 9/30/10
Commercial	$45,362,000	580,000	$(9,642,000)	$--	$(9,757,000)	$26,543,000
Construction	8,361,000	2,468,000	--	--	(4,109,000)	6,720,000
Land	5,193,000	424,000	--	--	(5,193,000)	424,000
Total	$58,916,000	$3,472,000	$(9,642,000)	$--	$(19,059,000)	$33,687,000

Troubled Debt Restructuring

As of September 30, 2011 and December 31, 2010, we had seven and five loans, totaling approximately $29.7 million and $28.0 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,845,000	4	$13,595,000	1	$3,250,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,950,000	6	$27,700,000	1	$3,250,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$15,186,000	2	$11,936,000	1	$3,250,000
Construction	1	5,335,000	1	5,335,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	5	$27,971,000	4	$24,721,000	1	$3,250,000

•
Commercial – As of September 30, 2011 and December 31, 2010, we had 10 commercial loans, four and three of them, respectively, were modified pursuant to TDR.  As of September 30, 2011, four of the loans were secured by second deeds of trust and two of four loans were considered performing prior to their restructuring.  As of December 31, 2010, all of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  On January 1, 2011, the principal amount of one of the non-performing loans was reduced by approximately $0.8 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  The interest rate was adjusted from 12% to 4.5%.  As of September 30, 2011 this loan was considered performing.  As of November 14, 2011, there have been no additional changes in performance on remaining loans.

•
Construction – As of September 30, 2011 and December 31, 2010, we had one construction loan modified pursuant to TDR.  As of November 10, 2011, the loan continues to perform as required by the loan modifications.  On September 20, 2011 we repurchased the secured borrowings portion of this loan for approximately $1.1 million.  For additional information, see Note I – Secured Borrowings.

•	Land – As of September 30, 2011 and December 31, 2010, we had one land loan modified pursuant to TDR. As of November 14, 2011, the loan continues to perform as required by the loan modifications.

Extensions

As of September 30, 2011, our manager had granted extensions on nine loans, totaling approximately $41.0 million, of which our portion was approximately $36.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Our manager extended four performing loans during the nine months ended September 30, 2011 to postpone our foreclosure of the properties.  These loans are considered performing as of November 14, 2011.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2011 and December 31, 2010, we owned 538,178 and 533,675 shares, respectively, of VRM I’s common stock, representing approximately 8.49% and 8.35%, respectively, of their total outstanding common stock. The closing price of VRM I’s common stock on September 30, 2011, was $1.14 per share.

During the nine months ended September 30, 2011, the trading price for VRM I’s common stock ranged from $1.10 to $1.65 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2011, we held five properties with a total carrying value of approximately $11.5 million, which were acquired through foreclosure and recorded as investments in REO.  On February 11, 2011, we completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $0.2 million, net of prior allowance for loan loss.  On July 25, 2011 we sold the residential apartment/condo REO for gain of approximately $64,000.  On May 31, 2011, we recorded a write down on a property based on an appraisal dated May 23, 2011.  The total write down was approximately $46,000, of which our portion was approximately $16,000.  On June 30, 2011 we recorded a write down on a property based on an appraisal dated July 13, 2011.  The total write down was approximately $0.7 million, of which our portion was approximately $0.6 million.  On August 31, 2011 we recorded a write down on a property based on an appraisal dated August 19, 2011.  The total write down was approximately $0.5 million, of which our portion was approximately $0.4 million.  On September 30, 2011 we recorded a write down of approximately $0.4 million, of which our portion was $0.3 million on a property based on a pending sale of the property which is scheduled to close on November 14, 2011.

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As discussed in Note N – Legal Matters Involving the Company, during July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes four cemeteries and eight mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM I acquired our manager’s interest in this property for $500,000, of which our portion was $375,000.  Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets of approximately $14.1 million, of which our portion was approximately $8.8 million, were moved into Hawaii Funeral Services, LLC (“HFS”) of which we hold an interest of approximately 62 percent and VRM I holds an interest of approximately 38 percent.

Our acquisition of HFS was accounted for in accordance with FASB’s standard related to business combinations, and the Company has allocated the purchase price of HFS based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of HFS at the time of the acquisition totaled $14.1 million.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2011.

The following is summary of net assets held for sale as of September 30, 2011:

September 30, 2011
Assets:
Current Assets	$2,866,000
Preneed cemetery receivables, net	3,442,000
Cemetery property, at cost	3,140,000
Property and equipment	5,346,000
Deferred charges and other assets	627,000
Cemetery trust investments	42,545,000
Total assets	$57,966,000

Liabilities:
Accounts payable and accrued liabilities	$1,056,000
Deferred preneed cemetery revenues	1,466,000
Trusts’ corpus	44,331,000
Total liabilities	46,853,000

Net assets held for sale	$11,113,000

The following is summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2011:
	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011

Revenue	$3,218,000	$9,165,000
Expenses	(2,356,000)	(7,426,000)
Net Income	$862,000	$1,739,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three and nine months ended September 30, 2011 and 2010, were approximately $274,000 and $823,000, respectively.

As of September 30, 2011, and December 31, 2010, our manager owned 92,699 of our common shares, representing approximately 0.73% of our total outstanding common stock for each period.

As of September 30, 2011, we had receivables from our manager of approximately $19,000.  As of December 31, 2010, we had receivables from our manager of approximately $5,000.

Transactions with Other Related Parties

As of September 30, 2011 and, December 31, 2010, we owned 538,178 and 533,675 common shares, respectively, of VRM I, representing approximately 8.49% and 8.35%, respectively, of their total outstanding common stock for both periods.

As of September 30, 2011 and December 31, 2010, VRM I owned 537,078 and 225,134 of our common shares, respectively,  representing approximately 4.22% and 1.71%, respectively, of our total outstanding common stock for each period.

As of September 30, 2011, we had receivables from VRM I of approximately $10,000, primarily related to legal fees.  As of December 31, 2010, we had receivables from VRM I of approximately $0.7 million, primarily related to legal fees.

As of September 30, 2011 and December 31, 2010, Fund III owned 114,117 of our common shares, representing approximately 0.90% of our total outstanding common stock.

As of September 30, 2011, we had a receivable from Fund III of $15,000.  As of December 31, 2010, we owed Fund III $37,000.

During the three and nine months ended September 30, 2011, we sold $100,000 and $300,000 of performing loans to a trust in which a director is one of the trustees.  No gain or loss resulted from these transactions.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part IV, Item 15 of this Report Form 10-K).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings, these costs are being amortized to interest expense over the term of the agreements.  As of September 30, 2011, and December 31, 2010, we had approximately $0.0 million and $1.3 million, respectively, in funds, including approximately $0.0 million and $0.0.million, respectively in interest reserves, used under Inter-creditor agreements.

On September 20, 2011 we repurchased the secured borrowings for approximately $1.1 million.

NOTE J — NOTES PAYABLE

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $82,000 and nine monthly payments of $28,000 beginning on May 27, 2011.  As of September 30, 2011, the outstanding balance of the note was $98,000.

On December 3, 2010, we, VRM I and Fund III mortgaged a mixed-use property held for sale for $1.6 million, of which our portion is $1,296,000.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  Interest expense for the nine months ended September 30, 2011 amounted to $88,000.

NOTE K — FAIR VALUE

As of September 30, 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and secured borrowings.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2011 and December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/2011	Carrying Value on Balance Sheet at 9/30/2011
Assets
Investment in marketable securities - related party	$614,000	$--	$--	$614,000	$614,000
Investment in real estate loans	$--	$--	$29,444,000	$29,444,000	$29,675,000
Assets under secured borrowings	$--	$--	$--	$--	$--

Liabilities
Secured borrowings	$--	$--	$--	$--	$--

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$539,000	$--	$--	$539,000	$539,000
Investment in real estate loans	$--	$--	$26,624,000	$26,624,000	$26,719,000
Assets under secured borrowings	$--	$--	$1,320,000	$1,320,000	$1,320,000

Liabilities
Secured borrowings	$--	$--	$1,088,000	$1,088,000	$1,088,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(967,000)	--
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
Reduction of allowance on real estate loans due to loan payment	144,000	--
New mortgage loans and mortgage loans acquired	8,215,000	(1,320,000)
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Collections of principal and sales of investment in real estate loans	(4,276,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Temporary change in estimated fair value based on future cash flows	(136,000)	--

Balance on September 30, 2011, net of temporary valuation adjustment	$29,444,000	$--

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000
Payment of liabilities
Payments on secured borrowings	(1,088,000)

Balance on September 30, 2011, net of temporary valuation adjustment	$--

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to September 30, 2010:

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

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

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

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

NOTE M — LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE P— SUBSEQUENT EVENTS

During October 2011, a payment of $325,000, of which our portion was $293,000, was received on a note receivable which had previously recognized a full allowance against the note receivable. These proceeds were recognized as income upon the receipt of the payment.

We and VRM I have entered into a Membership Interest Purchase Agreement dated October 3, 2011 (the “Purchase Agreement”) with NorthStar Hawaii, LLC, a Delaware limited liability company (“NorthStar”), a wholly owned entity of NorthStar Memorial Group, to sell our membership interests in Hawaii Funeral Services, LLC, a company that operates four cemeteries and four mortuaries in the state of Hawaii through its wholly-owned subsidiaries.  NorthStar Memorial Group is a privately held funeral home and memorialization company with cemeteries and funeral homes in California, Florida, Illinois, Ohio, Oklahoma, Tennessee and Washington.

As part of the purchase, NorthStar has agreed to pay the sum of $15,300,000 and assume certain liabilities.  In addition, we and VRM I will retain a portion of the cash currently on hand.  All proceeds from purchase agreement will be allocated between us and VRM I based on ownership percentage.  The closing of the purchase is contingent upon the Hawaii Department of Commerce and Consumer Affairs’ review of the transaction as well as certain other contingencies.  There can be no assurance that all of the contingencies will be met or that the closing of the purchase will be consummated.

At closing, $12,300,000 of the purchase price will be paid to us and VRM I and $3,000,000 of the purchase price will be placed into an interest bearing escrow account, and such amount will be disbursed upon the settlement of certain litigation and the issuance of a title insurance policy.  The Purchase Agreement contains customary representations and warranties and certain indemnity obligations on the part of ourselves, VRM I and Northstar.  In addition, in the event certain indemnity obligations exceed $2,000,000 we and VRM I have certain rights to repurchase the membership interests in Hawaii Funeral Services, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2010.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy experienced a recovery in 2010 and early 2011, the commercial real estate markets in the areas where we make loans continue to suffer from depressed conditions.  These depressed conditions persist in 2011 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the nine months ended September 30, 2011, we funded five loans totaling approximately $3.7 million.  No loans were funded during the nine months ended September 30, 2010.  As of September 30, 2011, our loan-to-value ratio was 72.5%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2011, our loans were in the following states: Arizona, California, Maryland, Nevada, Oregon and Texas.

On October21, 2011, we filed a notice of annual meeting of stockholders to be held December 15, 2011 for the following purposes:

1.	To elect two directors to serve until the 2014 Annual Meeting of Stockholders and until their successors are duly elected and qualify;

2.	To consider and vote upon the ratification of the appointment of JLK Partners, LLP as the independent registered public accountants of the Company for the fiscal year ending December 31, 2011;

3.
To consider and vote upon an amendment to the Company’s Bylaws to expand its investment policy to include investment in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property;

4.	To consider and vote upon an amendment to the Company’s charter to change the term of the Company’s existence from expiration December 31, 2020 to perpetual existence; and

5.	To transact such other business as may properly come before the meeting or any postponement or adjournment thereof.

The Company’s board of directors has fixed the close of business on October 17, 2011, as the record date for the determination of the stockholders entitled to notice of, and to vote at, the Annual Meeting and any postponement or adjournment thereof.  Only those stockholders of record of the Company as of the close of business on that date will be entitled to vote at the Annual Meeting or any postponement or adjournment thereof.

All stockholders are cordially invited to attend the Annual Meeting in person.  Whether or not you plan to attend, please authorize your proxy by on e of the methods described in the accompanying Proxy Statement.  Should you receive more than one proxy because your shares are registered in different names and addresses, each proxy should be voted to assure that all your shares will be voted.  You may revoke your proxy at any time prior to the Annual Meeting.  If you attend the Annual Meeting and vote by ballot, your proxy will be revoked automatically and only your vote in person at the Annual Meeting will be counted.

The Board of Directors of the Company has appointed a special committee to enter into negotiations with VRM I regarding a proposed stock for stock merger; however, the stock for stock ratio has not yet been determined.  The compensation that is being paid to the special committee is $60,000 plus $750 per meeting to the Chairman of the committee and $22,500 plus $750 per meeting to the remaining members.  In furtherance of the proposed merger, the Company has engaged Capstone valuation Services, LLC as its financial advisor and Latham and Watkins as counsel to the special committee. The primary purpose of the proposed merger is the potential cost savings and operating synergies that could be achieved through a combination with VRM I. Any decision with respect to the proposed merger with VRM I will be subject to the approval of the special committee and stockholders of VRM I as well as the approval of our special committee and stockholders. There can be no assurance that the proposed merger will be consummated.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2011, to the three months ended September 30, 2010.

Total Revenues:  For the three months ended September 30, 2011, total revenues were $401,000 compared to $357,000 during the three months ended September 30, 2010, an increase of $44,000 or 12%.  Revenues were primarily affected by the increase in recovery of allowance for loan loss of $61,000 and offset by a decrease in interest income.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended September 30, 2011, total operating expenses were approximately $1.8 million compared to approximately $4.3 million during the three months ended September 30, 2010, a decrease of approximately $2.5 million or 58%.  While we experienced an increase in provision for loan losses of approximately $0.5 million, this amount was more than offset by a decrease in interest expense of approximately $0.1 million and a decrease in professional fees of approximately $2.8 million.  The professional fees have decreased due to a significant decrease in pending litigation for the three months ended September 30, 2011 compared to the same period in 2010.

Total Non-Operating Income (Loss):  For the three months ended September 30, 2011, total non-operating income was $1,000, compared to a total loss of approximately $2.8 million during the three months ended September 30, 2010. Non-operating income was primarily affected by the following factors:

•
During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of approximately $0.6 million.  There was no comparable impairment during the same period in 2011.

•
During the three months ended September 30, 2010, we recognized a settlement expense of approximately $2.2 million related to the Nevada Lawsuit.  See Note N – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  There was no comparable expense during the same period in 2011.

Total Loss from Discontinued Operations:  For the three months ended September 30, 2011, total loss from discontinued operations was $40,000 compared to a total loss of approximately $0.7 million during the three months ended September 2010, a decrease of approximately $0.7 million or 94%.  We experienced an increase in write-downs on real estate held for sale which was offset by the decrease in expenses related to real estate held for sale and the increase in income received during the three months ended September 30, 2011 from Hawaiian cemeteries and mortuaries acquired in the third quarter 2010.

For additional information see Note F–Real Estate Held For Sale and Note G–Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2011, to the nine months ended September 30, 2010.

Total Revenues:  For the nine months ended September 30, 2011, total revenues were approximately $1.2 million compared to approximately $1.8 million during the nine months ended September 30, 2010, a decrease of approximately $0.6 million or 32%.  Revenues were primarily affected by increase in recovery of allowance for loan loss of approximately $0.1 million and offset by the decrease in interest income.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of TDRs and non-performing assets in our portfolio and the reduction in new lending activity.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the nine months ended September 30, 2011, total operating expenses were approximately $3.4 million compared to approximately $12.1 million during the nine months ended September 30, 2010, a decrease of approximately $8.7 million or 72%.  Expenses were primarily affected by a decrease in provision for loan losses of approximately $2.5 million, a decrease in interest expense of approximately $0.6 million, a decrease in professional fees of approximately $5.2 million, and a decrease in other expenses of approximately $0.4 million.  The professional fees have decreased due to a significant decrease in pending litigation for the nine months ended September 30, 2011 compared to the same period in 2010.  Additionally, interest expense has decreased as a result of a reduction of the balance due under secured borrowings.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2011, total non-operating income was approximately $1.6 million, whereas, during the nine months ended September 30, 2010, there was a non-operating loss of approximately $2.9 million.  Non-operating income was primarily affected by the following factors:

•
During the nine months ended September 30, 2011, we recorded discounts received related to past legal bills of approximately $1.6 million.  There was no comparable discount during the same period in 2010.

•
During the nine months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of approximately $0.6 million.  There was no comparable impairment during the same period in 2011.

•
During the nine months ended September 30, 2010, we recognized a settlement expense of approximately $2.2 million related to the Nevada Lawsuit.  See Note N – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  There was no comparable expense during the same period in 2011.

Total Loss from Discontinued Operations:  For the nine months ended September 30, 2011, total loss from discontinued operations was approximately $0.1 million compared to a total loss of approximately $2.9 million during the nine months ended September 30, 2010, a decrease of approximately $2.7 million or 94%.  The decrease is mainly due to the decrease in expenses and write-downs on real estate held for sale, and income received during the nine months ended September 30, 2011 from Hawaiian cemeteries and mortuaries acquired in the third quarter 2010.

For additional information see Note F–Real Estate Held For Sale and Note G– Assets Held for Sale and Discontinued Operations of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Dividends to Stockholders; Reliance on Non-GAAP Financial Measurements:  To maintain our status as a REIT, we are required to declare dividends, other than capital gain dividends, to our stockholders each year in an amount at least equal to (1) the sum of (a) 90% of our taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (b) 90% of the net income, after tax, from foreclosure property, minus (2) the sum of certain specified items of noncash income over 5% of our REIT taxable income, determined without regard to the dividends paid and our net capital gain.  Because we expect to declare dividends based on these requirements, and not based on our earnings computed in accordance with GAAP, we expect that our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.  During the nine months ended September 30, 2011, we did not declare any cash dividends.

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

The table below reconciles the differences between reported net loss and total estimated taxable loss and estimated REIT taxable loss for the nine months ended September 30, 2011:

For the Nine Months Ended
September 30, 2011
Net loss, as reported	$(1,423,000)
Deduct:
Provision for loan loss	957,000
Tax loss on foreclosure of mortgage	(296,000)
Write down of real estate held for sale	1,321,000
Net book gain on sale of real estate held for sale	(64,000)
Net tax loss on sale of real estate held for sale	(2,376,000)
Settlement of loan pursuant to troubled debt restructuring which was previously fully reserved	(1,414,000)
Principal payments received on fully allowed notes receivable and loans included
in other income	(226,000)
Total estimated taxable loss	(3,521,000)
Add : Estimated taxable loss attributable to TRS II, Inc.	--

Estimated REIT taxable loss	$(3,521,000)

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

During the nine months ended September 30, 2011, net cash flows provided by operating activities approximated $0.2 million.  Operating cash flows were adversely impacted by the decrease in interest and other receivables of approximately $0.6 million, related to the decrease in our performing real estate loans, offset by an overall decrease in our operating expenses, during the nine months ended September 30, 2011, compared to the same period in 2010.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $6.9 million and cash provided by loan payoffs of approximately $4.3 million.  Cash flows from financing activities consisted of cash used for payments on notes payable of approximately $0.2 million, repurchase on secured borrowings of approximately $1.1 million, purchase of treasury stock of approximately $0.6 million and distributions to non-controlling interest related to the assets held for sale of approximately $0.4 million.

At September 30, 2011, we had approximately $3.4 million in cash, approximately $0.6 million in marketable securities – related party and approximately $103.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of REO and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

We have no current plans to sell any new shares.  Although a small percentage of our shareholders had elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

We are considering various options to enhance the Company’s capital resources.  We have from time to time raised funds through the issuance of promissory notes secured by certain of our REO properties.  However, we do not currently have any arrangements in place to increase our capital resources.

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. During the nine months ended September 30, 2011, we used approximately $638,000 to acquire 418,731 shares of our common stock.  We are not obligated to purchase any additional shares.  As of September 30, 2011 and December 31, 2010, we had a total of 2,276,581 and 1,857,850 shares, respectively, of treasury stock carried on our books at cost totaling approximately $7.6 million and $6.9 million, respectively.  For more information about our stock repurchase program, see Part II, Item 2 below.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential.  The effective interest rates on all product categories range from 0% to 15%, including certain loans which are being fully or partially accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.  As of September 30, 2011 and December 31, 2010, we had investments in 18 real estate loans with a balance of approximately $56.0 million and $60.3 million, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2011:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Notes payable (1)	$1,394,000	$1,394,000	$--	$--	$--
Total	$1,394,000	$1,394,000	$--	$--	$--

(1)	See Note J – Notes Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$617,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$3,086,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$6,171,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(617,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(3,086,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(6,171,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$560,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,798,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$5,597,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(560,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,798,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(5,597,000)

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

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the third quarter of 2011, management was able to amend the Form 10-Q which included a restatement of previously issued consolidated financial statements for the quarter ended September 30, 2010. Additionally, management has established additional internal controls to further evaluate foreclosure transactions to assist in determining whether the accounting for the transaction should be reported on a consolidated basis. Management will continue to evaluate these additional internal controls to determine whether the material weakness discussed above has been remediated.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.

We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.  As of September 30, 2011, we had purchased 2,262,831 shares as treasury stock through the repurchase program noted above.  These shares are carried on our books at cost totaling approximately $7.6 million.  In addition, as part of a settlement agreement, we repurchased 13,750 shares of stock, during January 2009, and classified them as treasury stock and incurred $76,000 in settlement expenses.  These shares are carried on our books at cost totaling $42,000 and are not part of the repurchase program.  As of September 30, 2011 and December 31, 2010, we had a total of 2,276,581 and 1,857,850, respectively shares of treasury stock carried on our books at cost totaling approximately $7.6 million and $6.9 million, respectively.

The following is a summary of our stock purchases during the three months ended September 30, 2011, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
July 1 – July 30, 2011	--	$--	--	$3,104,000
August 1 – August 31, 2011	418,731	1.52	418,731	2,685,269
September 1 – September 30, 2011	--	--	--	2,685,269

Total	418,731	$1.52	418,731	$2,685,269

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and Northstar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, Inc. and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2011

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	November 14, 2011

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

Date: November 14, 2011

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

Date: November 14, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: November 14, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.