Form 10-K
period 2011-12-31
Vestin Realty Mortgage II, Inc
filed 2012-03-16
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Class	Market Value as of June 30, 2011
Common Stock, $0.0001 Par Value	$18,263,923

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 16, 2012
Common Stock, $0.0001 Par Value	12,531,405

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

General

Vestin Fund II, LLC (“Fund II”) was organized in December 2000 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”).  Vestin Realty Mortgage II, Inc. (“VRM II”) was organized in January 2006 as a Maryland corporation for the sole purpose of effecting a merger with Fund II.  On March 31, 2006, Fund II merged into VRM II and the members of Fund II received one share of VRM II’s common stock for each membership unit of Fund II.  References in this report to the “Company,”“we,”“us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund II’s “members” rather than “stockholders” in reporting our financial results.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  We commenced operations in June 2001.

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2020 to perpetual existence. As a result, we will begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

As of December 31, 2011, we operated as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940.  As a REIT, we are required to have a December 31 fiscal year end. Our Board of Directors has been exploring releasing our status as a REIT. We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority by Mr. Shustek.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC (“Fund I”), and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM I has investment objectives similar to ours, and Fund III is in the process of an orderly liquidation of its assets.

The consolidated financial statements include the accounts of us, our wholly owned taxable REIT subsidiary, TRS II, Inc. (“TRS II”), and Hawaii Funeral Services, LLC (“HFS”) and related trusts from July 1, 2010 to December 1, 2011 (see Note A – Organization of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2011, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2011, approximately 60% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Real Estate Loan Objectives

As of December 31, 2011, our loans were in the following states: Arizona, California, Colorado, Nevada, Ohio, Oregon and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans has been higher than those generally experienced in the mortgage lending industry.  Because of our willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is above the rates generally charged by other commercial lenders.  We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower.  The loans in which we invest are generally riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so they can refinance the loan.

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

When selecting real estate loans for us, our manager generally adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.  Priority of Loans.  Our policy is to secure most of our loans by first deeds of trust.  First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property.  We will not invest in any loan that is junior to more than one loan.

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

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2011, had original terms of 2 months to 120 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2011, was 14 months.

As of December 31, 2011 and 2010, most of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011 and 2010, we had no investments in real estate loans that had interest reserves.

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

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings.  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-paripassu basis in certain real estate loans with us and/or VRM (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of December 31, 2011, 75% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

8.  Diversification.  We voluntarily comply with applicable NASAA Guidelines, unless otherwise approved by the independent members of our board of directors, which provide that we neither invest in or make real estate loans on any one property, which would exceed, in the aggregate, an amount equal to 20% of our stockholders’ equity, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our stockholders’ equity.  As of December 31, 2011, our single largest investment in real estate loans, the Spectrum Town Center Property, LLC loan, accounted for approximately 25% of our stockholders’ equity.  When funded during April 2008, this loan constituted less than 20% of our stockholders’ equity.  However, our loan portfolio has declined in size primarily due to sales, foreclosures and modifications.  The loan’s interest rate was at 15% per annum and as of December 31, 2011, our portion of the outstanding balance of the loan was approximately $12.6 million.  During May 2009, this loan was deemed non-performing.  For additional information regarding the above non-performing loan, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

As of December 31, 2011, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

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

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan through a foreclosure on the property.

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

First Deed of Trust

Historically, most of our loans were secured by first deeds of trust.  Thus as a lender, we would have rights as a first priority lender of the collateralized property.  As of December 31, 2011, approximately 49% of our loans were secured by first deeds of trust.  When funded, such loans constituted more than 85% of our loans.  The percentage of our loans secured by first deeds of trust has decreased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Second Deed of Trust

Prior to September 2008, our objective has been that not more than 10% of our loan portfolio would be secured by second deeds of trust; unless our board of directors approves a higher percentage.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2011, approximately 51% of our loans were secured by a second deed of trust.  When funded, such loans constituted less than 15% of our loans.  The percentage of our loans in second deeds of trust has increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2011, none of our loans had a prepayment penalty, although eight of our loans, totaling approximately $37.4 million, had an exit fee.  Out of the eight loans with an exit fee, four loans, totaling approximately $26.6 million, were considered non-performing as of December 31, 2011.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2011, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Variable Rate Loans

Occasionally we may acquire variable rate loans.  Variable rate loans may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us.  If we make variable rate loans, our manager, in conjunction with a mortgage broker we may use, will attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates.  Additionally, variable rate loans may contain an interest rate floor.

Variable rate loans generally have interest rate caps.  For these loans, there is the risk that the market rate may exceed the interest cap rate.

Real Estate Investment Objectives

As of December 31, 2011, we had not purchased any real estate properties. Investments in commercial properties will be primarily in Nevada, Arizona, California, Oregon and Texas or in other areas of the Southwestern and Western part of the United States. Properties acquired may include, but are not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We intend to invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

Acquisition and Investment Strategies

Capitalizing on Availability of Properties

We believe that excellent opportunities exist in our target markets in the Southwestern United States to acquire quality properties at significant discounts. Some of these properties should exhibit stable cash flow, but are currently underperforming. We intend to generate value by improving cash flows through aggressive leasing, asset management and repositioning of the property.  We will acquire these properties directly from owners, through the foreclosure process, or from financial institutions holding foreclosed real estate.

Maximizing Value of Acquired Properties

We will seek to reposition properties that we acquire through strategic renovation and re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.

Southwestern and Western United States Focus

Our acquisition efforts will occur in the Southwestern and Western United States, primarily in Nevada, California and Arizona. These regions have recently experienced severe economic distress, which has in turn led to significant declines in real estate values.  We believe such factors have created a significant pipeline of acquisition opportunities.  Despite the recent downturn, we believe these regions have fundamentally diverse and dynamic economies that hold the potential to recover significantly as the overall economy in the United States improves and that such recovery will in turn improve the real estate markets in these regions.

Focus on Strong Property and Submarket Fundamentals

We will seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment. These include:

•	an attractive location in established markets;

•	desirable physical attributes such as a contemporary design and function, adequate parking, flexible and efficient floor plans and environmentally friendly design; and

•	a strong multi-tenant base with limited exposure to significant tenant concentrations.

Apply a Disciplined Underwriting Process

We intend to utilize a disciplined underwriting process in our evaluation of potential property acquisitions. In evaluating a property’s cash flow potential, we intend to use conservative assumptions regarding future cash flow, taking into account not only current rents but future rents that may be negotiated at a discount during the current market downturn, the credit worthiness of tenants and other factors that may affect cash flow, which we believe our management team is well positioned to understand. We also intend to utilize assumptions regarding the timing and level of a market recovery that we believe to be conservative.  We intend to acquire properties that are able to provide returns, regardless of when a market recovery occurs, with potential for cash flow improvement and capital appreciation.

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will conform with the standard market practices in the geographic area where the property is located. We expect to execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.

Financing Sources

We will seek financing from a variety of sources to fund our potential acquisitions.  Such sources may include cash on hand, cash flow from operating activities and cash proceeds from any public offering or private placement of equity or debt securities.  We may also seek to obtain a revolving credit facility and other secured or unsecured loans to fund acquisitions.  We cannot provide any assurance that we will be successful in obtaining any financing for all or any of our potential acquisitions.

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

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks.  Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager that may allow them to enjoy significant competitive advantages.  Competition in our market niche depends upon a number of factors, including terms and interest rates of a loan, the price of a property, speed of loan processing and closing escrow on properties, cost of capital, reliability, quality of service and support services.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our Management Agreement.  Vestin Originations and Advant, affiliates of Vestin Mortgage, operate as a mortgage brokers and are subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Because our business is regulated, the laws, rules and regulations applicable to us are subject to modification and change.  There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to invest in or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans, or otherwise adversely affect our business or prospects.

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2011, the Vestin entities had a total of 12 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicates to us a total of three employees.

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

Risks Related to Our Business

Real Estate Loan

Current economic conditions have increased the risk of defaults on our loans.  Defaults on our real estate loans have reduced our revenues and may continue to do so in the future.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance has been and will continue to be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans has been higher than those generally experienced in the real estate lending industry.  A sustained period of increased defaults over the past several years has adversely affected our business, financial condition, liquidity and the results of our operations and may continue to do so in the future.

Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, impair our ability to pay dividends to stockholders and, most likely, the value of our stock.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The recent recession and constraints in the credit markets adversely affected our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans have been higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  The recent recession adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds led to an increase in defaults on our loans.  Furthermore, problems experienced in the U.S. credit markets starting in the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems persist in the markets we are serving, making it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.  The recovery of the general economy has not yet resulted in a material improvement of the real estate markets in many of our principal markets.  In addition, the recession slowed economic activity, resulting in a decline in new lending. Continuation of depressed conditions in the principal markets we serve may result in our continuing to fund fewer loans, thereby reducing our opportunities to generate interest income.

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

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Since the summer of 2007, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.  Such decline may continue in several of the principal markets in which we operate.

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

Our loan portfolio is concentrated in the Western states, several of which have not recovered from in the recent recession.  Lack of geographical diversification increases our vulnerability to market downturns.

Commercial real estate markets in the states related to our loan portfolio have suffered significantly during the recent recession, with declining real estate values and high rates of default on real estate loans.  Our loan concentration in these states has increased our vulnerability to the troubled real estate markets.  Real estate markets vary greatly from location to location and our manager has limited experience outside of the Western and Southwestern United States.  Any effort to expand into new geographical regions could be complicated by our manager’s lack of experience in such regions.

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

We invest in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  Our board is required to approve our investing more than 10% of our assets in second deeds of trust.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  However, as a result of sales, foreclosures and modifications of loans secured by first deeds of trust, our loans secured by second deeds of trust have exceeded these percentages.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans that we will not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  If we are unable to collect the amounts secured by second deeds of trust, our operating results will suffer and we will have less funds available to distribute to shareholders.

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

Our real estate loans are not readily marketable, and we expect no secondary market to develop.

Our real estate loans are not readily marketable, and we do not expect a secondary market to develop for them.  As a result, we will generally bear all the risk of our investment until the loans mature.  This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

The terms of any indebtedness we incur may increase our operating risk and may reduce the amount we have available to distribute to stockholders.

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

Our ability to borrow funds to meet obligations or expand our loan portfolio is doubtful in light of current market conditions.  In addition, our ability to raise funds through an equity financing would be hindered by the current price of our stock.  As a result, our ability to grow is constrained and we must depend upon our internal resources to meet our obligations.  If we raise capital through an equity offering, this may result in substantial dilution to our current stockholders.  Any debt financing may be expensive and might include restrictive covenants that would constrain our ability to declare dividends to our shareholders.  We may not be able to raise capital on reasonable terms, if at all, in the current market environment.

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

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business;

•           We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we have and may continue to incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.

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

Bankruptcy of a Borrower

If a borrower becomes a debtor under bankruptcy law, either voluntarily or involuntarily, an automatic stay of all proceedings against the borrower's property will be in effect.  This stay will prevent us, or our related entities, from foreclosing on the property until relief from the stay can be obtained from the bankruptcy court.  No guarantee can be given that the bankruptcy court will lift the stay, and significant legal fees and costs may be incurred in attempting to obtain such relief.  Further, in certain bankruptcy reorganization plans, the bankruptcy court may modify the terms of the loan as part of a reorganization plan of the debtor.  In the event a loan is unsecured, the Bankruptcy Court may wipe out the debt owing to us altogether.

Risk of Legal Claims

Lawsuits may damage our ability to meet our obligations to you. We are exposed to legal claims in the ordinary course of our business. Claims by borrowers in default or disappointed investors or others may require the time and attention of our management and could result in adverse judgments which would damage our financial condition and impair our ability to make principal and interest payments on the Notes.

Real Estate Investments

Unsettled market conditions may persist, which could result in significant losses on any properties we acquire, thereby adversely affect our financial condition and results of operations.

The economy remains unsettled, with growth prospects uncertain because of high unemployment and depressed conditions in several of the real estate markets where we intend to acquire properties, primarily in the Southwestern and Western parts of the United States.  Should real estate markets in the areas we purchase in continue to struggle, there is a significant risk that any real estate investments we make may prove unprofitable.  An economic slowdown may result in decreased demand for space in the properties we acquire, forcing us to lower rents or provide tenant improvements at our expense or provide other concessions or additional services to attract tenants in any of our properties that have excess supply. Further deterioration in the real estate market after we acquire properties may result in a decline in the market value of our properties or cause us to experience other losses related to our assets, which may adversely affect our results of operations.

Our Manager’s experience is primarily in real estate secured lending, not acquiring real estate.

Our Manager is primarily engaged in the business of making real estate secured loans.  It has relatively limited experience operating a business that invests in real estate.  Most of this experience relates to its management of Vestin Fund III, LLC (“Fund III”), a company which was engaged both in lending and acquiring real estate.   While our Manager has gained experience in managing and repositioning properties acquired through foreclosure, its limited experience running a business that seeks to identify suitable properties for investment may result in our acquiring properties that prove to be bad investments.

Our relatively small size may result in a portfolio of investments which lacks diversification.

Because of our relatively small size compared to many of our competitors, the aggregate number of properties we are able to acquire at any given time will be limited.  In addition, we may not be successful in obtaining financing to fund our acquisitions.  Accordingly, our portfolio of acquired properties may lack diversification.  If our portfolio is not diversified, any loss experienced on one or more properties can be expected to have a material adverse effect on our stockholders’ equity and our results of operations.

We may incur debt to acquire properties and our cash flow may not be sufficient to make required payments on any such debt or repay such debt as it matures.

We may rely on debt financing for a portion of the purchase price of properties we acquire. Depending on the level of debt that we incur, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest. If a property is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies. In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, our cash flow may not be sufficient to repay maturing debt. We do not anticipate that any debt we may incur will require significant principal payments prior to maturity. However, we may need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our debt as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing debt, and our inability to refinance existing debt on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operations.

We will face significant competition in our efforts to acquire properties.

Our acquisition strategy is focused on commercial real estate, and we will face significant competition from other investors, REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital than available to us.  A number of funds have recently been formed for the specific purpose of investing in commercial real estate.  We may not be able to compete successfully for investments with larger, better capitalized firms or with companies that have extensive contacts in the real estate industry. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our acquisition plans.  Significant competition for distressed properties could also have the effect of driving up the prices of such properties, thereby making it more difficult to acquire properties at a deep discount to intrinsic value.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

The properties we acquire will be subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act, or ADA, and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify the properties we acquire.  Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other laws, or in connection with lawsuits brought by private litigants.

We may face intense competition for tenants at the properties we acquire.

We may face competition from developers, owners and operators of commercial real estate who may own properties similar to ours in the same markets where we acquire properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we expect to charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

The properties we acquire may expose us to unknown liabilities, which could harm our growth and future operations.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, causing a decline in operating revenues and reducing cash available for debt service and distributions to stockholders.

To the extent adverse economic conditions continue in the real estate market and demand for commercial space remains low, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenues from operations and reduce cash available for debt service and distributions to stockholders.

We may face potential difficulties or delays renewing leases or re-leasing space to tenants, which could adversely affect our cash flow and revenues.

We will depend upon rents received from our tenants to generate income from our acquired properties.  If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  As a result, our cash flow could decrease and our ability to make distributions to our stockholders could be adversely affected.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues.  In addition, the resale value of the property could be diminished because the market value of a particular property may depend principally upon the value of the leases of such property.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments, especially commercial properties, are relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms, or otherwise promptly change our portfolio, in response to changing economic, financial and investment conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties and sell an unprofitable property could adversely affect our cash flows and results of operations, thereby limiting our ability to make distributions to our stockholders.

Rising energy costs may have an adverse effect on our operations and revenue.

Electricity and natural gas, the most common sources of energy used by commercial buildings, are subject to significant price volatility. In recent years, energy costs, including energy generated by natural gas and electricity, have fluctuated significantly. Some of our properties may be subject to leases that require our tenants to pay all utility costs while other leases may provide that tenants will reimburse us for utility costs in excess of a base year amount. It is possible that some or all of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant energy rate increases and that we will not be able to retain or replace our tenants if energy price fluctuations continue. Also, to the extent under a lease we agree to pay for such costs, rising energy prices will have a negative effect on our results of operations, cash flows and ability to make distributions to our stockholders.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

We plan to maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by lenders), extended coverage and rental loss insurance with respect to our acquired properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flows from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of the loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may determine not to insure some or all of our properties at levels considered customary in our industry and which would expose us to an increased risk of loss. As a result, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the value of our common stock may be adversely affected.

Environmental liabilities are possible and can be costly.

Federal law imposes liability on a landowner for the presence of improperly disposed hazardous substances on the landowner’s property. This liability is without regard to fault for or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners from the date of the first improper disposal. The laws of the states and localities in which we may acquire properties may have similar or additional requirements. We cannot assure that hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by present or future state and federal laws and regulations) will not be discovered on properties during our ownership or after sale to a third party.  If such hazardous materials are discovered on a property, we may be required to remove those substances or sources and clean up such affected property. We may incur full recourse liability for the entire cost of any such removal and cleanup. We cannot assure you that the cost of any such removal and cleanup would not exceed the value of the property or that we could recoup any such costs from any third party. We may also be liable to tenants and other users of the affected property and to owners, tenants or users of neighboring properties, and it may find it difficult or impossible to sell the affected property prior to or following any such cleanup.

We intend to rely on the knowledge of our management team in making investment decisions.

We are relying on the ability of our management, including our Manager and its management, our executive officers, and the Board. All aspects of the management of the Company are entrusted to the Manager, our executive officers, and the Board. We intend to rely on the knowledge of our management team concerning our target markets in the Southwestern and Western parts of the United States. We may determine whether or not to invest in specific properties based entirely on our executives’ knowledge of a given real estate market.  In the event that we lose one or more of our executive officers or terminate the relationship with our Manager, it could have a material adverse impact on our business and our results of operations.

We may participate in joint venture investments, which have additional risk.

We may participate in joint ventures with non-affiliated persons. Our investment in joint ventures which own properties, instead of investing directly in the properties itself, may involve additional risks including, but not limited to:

•	the possibility that our partner might become bankrupt;

•	the possibility that our partner may at any time have economic or business interests or goals which are inconsistent or compete with the business interests or goals of the Company; or

•	the possibility that our partner may be in a position to take action contrary to our instructions, requests, policies or objectives.

Among other things, actions by such a partner might have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement, might expose us to liabilities of the joint venture in excess of our proportionate share of such liabilities or might have other adverse consequences for the Company. There is an additional risk that joint venturers may not be able to agree on matters relating to the property they own, and that unresolved disputes may delay the joint venture’s ability to act and result in substantial costs to the joint venturers.

We may also from time to time participate jointly with investment programs or other entities sponsored by the Manager or one of its affiliates. The risks of such joint ownership may be similar to those mentioned above.  However, the Company or the Manager may also experience difficulty in enforcing the Company’s rights in the joint venture due to the obligations that the Manager or our directors or officers may owe to the other partner in such a joint venture.

Increasing numbers of loan defaults may negatively impact our business.

The regions in which we intend to operate have experienced a marked increase in the number of loans that are in default or are at risk of default. If levels of defaults remain high or rise further, our business may be negatively affected in a number of ways. As a holder of loans, we may experience significant losses due to defaults by borrowers. Defaults may also make obtaining financing more difficult. This may hinder our ability to acquire properties with financing and may also make it difficult for us to resell properties we acquire.  Potential buyers may be unable to obtain financing on acceptable terms, with the result that the demand for our properties may be reduced and resale prices may be depressed. Additionally, sales of properties at reduced prices will lower the value of comparable properties. As defaults rise, foreclosures may negatively impact the value of the properties in which we invest. We may lose some or all of our investment in these properties as a result.

Conflicts of Interest Risks

Our manager and its affiliates face conflicts of interest arising from fees received from our real estate assets.

Affiliated or non-affiliated mortgage brokers receive substantial fees from borrowers on real estate loans that we invest in that would otherwise increase our returns.  Many of these fees are paid on an up-front basis.  In some cases, the mortgage brokers or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances and exit fees.  The mortgage brokers’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, affiliated or non-affiliated mortgage brokers and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’s affiliates should receive higher fees from borrowers and to the extent that the mortgage brokers benefit from up-front fees that are not shared with us.

Our manager and/or its affiliates may receive substantial fees from us for their services in connection with the acquisition, disposition and management of commercial real estate properties. These fees could influence our manager and the recommendations that it makes in investing in a particular property or may result in paying a higher purchase price for the property than it would otherwise recommend if it did not receive fees. The fees may also influence our manager to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. These fees are payable regardless as to the quality of the underlying real estate or property management services and our manager has considerable discretion with respect to the acquisition, disposition and leasing of our real estate properties.

We rely on our manager to manage our day-to-day operations and select our real estate assets for investment.

Our ability to achieve our investment objectives and to pay dividends to our shareholders depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans and the selection  of commercial real estate properties for us to invest in and determining the financing arrangements for borrowers and the acquisition of commercial properties.  Stockholders have no opportunity to evaluate information on properties that we acquire or the financial status and creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans and commercial properties.  We pay our manager an annual management fee of up to 0.25% of our aggregate capital received by us from the sale of shares or membership units.  This fee is payable regardless of the performance of our loan portfolio or commercial properties.  Our manager’s duties to our stockholders are generally governed by the terms of the Management Agreement, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of Michael V. Shustek (Chief Executive Officer and President). Mr. Shustek has extensive experience in our line of business, extensive market contacts and familiarity with our company.  If Mr. Shustek were to cease his employment with our manager, he might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and in the acquisition, disposition and management of real properties, the selection of tenants for our real properties and the determination of any financing arrangements and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

We expect to invest in real estate assets consisting of loans and, commercial properties when one or more other companies managed by our manager are also investing in real estate loans and commercial properties.  There is a risk that our manager may select for us a real estate  asset investment that provides lower returns than an investment purchased by another program or entity managed by our manager.  Our manager is also the manager of VRM I and Fund III.  VRM I is a company with investment objectives similar to ours and Fund III is in the process of an orderly liquidation of its assets.  There are no restrictions or guidelines on how our manager will determine which real estate assets are appropriate for us and which are appropriate for VRM I or another company that our manager manages.  Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

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

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its parent corporation, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement for office facilities in Las Vegas, Nevada.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note N - Legal Matters Involving The Manager and Note O - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol VRTB and began trading on May 1, 2006.  The price per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Select Market.

2011	High	Low

First Quarter	$1.64	$1.01
Second Quarter	$1.52	$1.02
Third Quarter	$1.65	$1.10
Fourth Quarter	$1.40	$1.08

2010	High	Low

First Quarter	$2.55	$1.64
Second Quarter	$1.99	$1.35
Third Quarter	$1.89	$1.21
Fourth Quarter	$1.72	$1.36

Holders

As of March 16, 2012, there were approximately 2,610 holders of record of 12,720,783 shares of our common stock.

Dividend Policy

In order to maintain its qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends made deduction and by excluding net capital gain).  In August 2006, our board of directors voted to authorize a Dividend Declaration Policy that allows, at the Company’s discretion, for dividends to be declared monthly instead of quarterly.  During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2010and December 31, 2011.  In light of our accumulated loss, we do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  As of December 31, 2011 we had a total of 2,276,580 shares of treasury stock of which 189,378 were received as a part of a settlement in the amount of approximately $0.2 million.  On this date we retired 2,087,202 shares leaving a balance of 189,378 at a cost of approximately $0.2 million.  As of December 31, 2010 we had a total of 1,857,850 shares of treasury stock carried on our books at cost totaling approximately $6.9 million.

The following is a summary of our stock acquisitions during the three months ended December 31, 2011, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	--	$--	--	$2,685,269
November 1 – November 30, 2011	--	--	--	2,685,269
December 1 – December 31, 2011	189,378	1.18	--	2,461,802

Total	189,378	$1.18	--	$2,461,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2011 and 2010. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,”“may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2011, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $10.0 million, net of allowance for loan losses of approximately $19.6 million.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $20.3 million or 39% of our total assets as of December 31, 2011, as compared to approximately $73.9 million or 66% of our total assets as of December 31, 2010.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets during the past several years.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans continue to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

Continued weakness in the commercial real estate markets and the weakness in lending may continue to have an adverse impact upon our markets.  This may result in further defaults on our loans, and we might be required to record additional reserves based on decreases in market values, or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

As of December 31, 2011, our loan-to-value ratio was 68%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2011, we have provided a specific reserve allowance for five non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2011, our loans were in the following states: Arizona, California, Colorado, Nevada, Ohio, Oregon and Texas.

At our annual meeting held on December 15, 2011, a majority of the shareholders voted to amend our Bylaws to expand our investment policy to include investments in and acquisition, management and sale of real property or the acquisition of entities involved in the ownership or management of real property. A majority of the shareholders also voted to amend our charter to change the terms of our existence from its expiration date of December 31, 2020 to perpetual existence. As a result, we will begin to acquire, manage, renovate, reposition, sell or otherwise invest in real property or acquire entities involved in the ownership or management of real property.

We are currently exploring the possibility of a stock for stock merger with VRM I.  A special committee of our board of directors, consisting solely of independent directors, has been appointed to evaluate and negotiate the potential merger.  The special committee has engaged independent financial and legal advisors to assist in this process.  Any such proposed merger would be subject to the approval of our shareholders as well as the shareholders of VRM I.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2011

Total Revenue:	2011	2010	$ Change	% Change
Interest income from investment in real estate loans	$1,244,000	$1,829,000	$(585,000)	(32%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	249,000	124,000	125,000	101%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	505,000	142,000	363,000	256%
Other Income	89,000	--	89,000	100%
Total	$2,087,000	$2,095,000	$(8,000)	(0.3%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011.  We anticipate that the activity in our loan portfolio will produce an increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 will be sustained in the future.  Scheduled payments on fully allowed for notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.

For additional information see Note D – Investments in Real Estate Loans and Note I -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Operating Expenses:	2011	2010	$ Change	% Change
Management fees – related party	$1,098,000	$1,098,000	$--	--
Provision for loan loss	1,028,000	8,300,000	(7,272,000)	(88%)
Interest expense	206,000	965,000	(759,000)	(79%)
Professional fees	1,419,000	4,750,000	(3,331,000)	(70%)
Provision for doubtful accounts related to receivable	--	133,000	(133,000)	(100%)
Loan fees	--	3,000	(3,000)	(100%)
Consulting fees	217,000	105,000	112,000	107%
Insurance	304,000	316,000	(12,000)	(4%)
Other	310,000	687,000	(377,000)	(55%)
Total	$4,571,000	$16,357,000	$(11,786,000)	(70%)

Operating expenses were 70% lower in 2011 largely as a result of a significant decrease in the provision for loan losses in 2011 compared to 2010.  The decrease in provision for loan losses follows intensive efforts of the past several years to resolve the troubled loans which accumulated in the wake of the recession and real estate crash.  Interest expense decreased in 2011 due to the decreased balance of secured borrowings compared to 2010.  Professional fees have decreased due to a significant decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans, Note J – Secured Borrowings and Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2011	2010	$ Change	% Change
Interest income from banking institutions	$7,000	$1,000	$6,000	600%
Discounted professional fees	1,580,000	--	1,580,000	100%
Impairment of marketable securities – related party	--	(628,000)	628,000	(100%)
Settlement expense	--	(2,239,000)	2,239,000	(100%)
Total	$1,587,000	$(2,866,000)	$4,453,000	(155%)

During 2011 we recorded discounts received related to past legal bills of approximately $1.6 million.  There was no comparable discount during 2010.  During 2010 we recognized an impairment of our marketable securities – related party of approximately $0.6 million and a settlement expense of approximately $2.2 million related to the Nevada Lawsuit.  There were no such comparable expenses in 2011.

See Note E — Investment In Marketable Securities – Related Party and Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2011	2010	$ Change	% Change
Net gain on sale of real estate held for sale	$1,258,000	$285,000	$973,000	341%
Income from guarantors related to real estate held for sale	--	2,000	(2,000)	(100%)
Expenses related to real estate held for sale	(867,000)	(1,138,000)	271,000	(24%)
Gain related to HFS settlement	430,000	--	430,000	100%
Income from Hawaiian cemeteries and mortuaries, net of income taxes	1,889,000	159,000	1,730,000	1088%
Write-downs on real estate held for sale	(1,951,000)	(3,686,000)	1,735,000	(47%)
Total	$759,000	$(4,378,000)	$5,137,000	(117%)

During 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  In addition, decreased expenses and write-downs on real estate held for sale, along with income received from Hawaiian cemeteries and mortuaries acquired, resulted in revenue generated from our discontinued operations.   The decrease in write-downs on real estate held for sale is due to current appraisals reflecting a current value closer to the recorded value of asset.

See Note F — Real Estate Held For Sale and Note G – Asset Held For Sale and Discontinued Operations of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate assets.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.  We may pay our manager an annual management fee of up to 0.25% of the aggregate capital received by Fund II and us from the sale of shares or membership units.

During the year ended December 31, 2011, net cash flows used in operating activities were approximately $0.7 million.  Operating cash flows were adversely impacted by the payment of prior accounts payable and accrued liabilities balances of approximately $2.1 million which mainly consisted of payment of legal bills and reversal of prior accrued liabilities.  This increase in cash flow was offset by an overall decrease in our operating expenses, during the year ended December 31, 2011, as compared to 2010.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $14.3 million, cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $9.7 million, the sale of real estate and assets held for sale of approximately $9.4 million and proceeds from notes receivable of approximately $0.5 million.  Cash flows from financing activities consisted of cash used for payments on notes payable of approximately $1.5 million, repurchase on secured borrowings of approximately $1.1 million, purchase of treasury stock of approximately $0.8 million and distributions to non-controlling interest related to the assets held for sale of approximately $0.4 million.

At December 31, 2011, we had approximately $9.2 million in cash, $0.6 million in marketable securities – related party and approximately $52.6 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders have elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

When economic conditions permit, we may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  No assurance can be given that, if we should seek to borrow additional funds or to securitize our assets, we would be able to do so on commercially attractive terms.  Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.

We are considering various other options to enhance the Company’s capital resources.  We are seeking to raise funds through the private placement of various classes of promissory notes, some of which would be secured by certain of our real estate owned properties.  Our ability to raise any significant funds through such private placements in unknown.

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  As of December 31, 2011 we had a total of 2,276,580 shares of treasury stock.  On this date we retired 2,087,202 shares leaving a balance of 189,378 at a cost of approximately $0.2 million.  As of December 31, 2010 we had a total of 1,857,850 shares of treasury stock carried on our books at cost totaling approximately $6.9 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 16, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 24 real estate loans, as of December 31, 2011, with a balance of approximately $58.0 million as compared to investments in 18 real estate loans as of December 31, 2010, with a balance of approximately $60.2 million.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Asset Quality and Loan Reserves

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011 and 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note H – Related Party Transactions in the Notes to our Consolidated Financial Statements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$572,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,858,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$5,715,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(572,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,858,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(5,715,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$580,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,901,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$5,802,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(580,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,901,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(5,802,000)

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Partners, LLP

Irvine, California
March 16, 2012

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2011	December 31, 2010

Assets
Cash	$9,226,000	$7,884,000
Investment in marketable securities - related party	592,000	539,000
Interest and other receivables, net of allowance of $5,468,000 at December 31, 2011 and $3,952,000 at December 31, 2010	14,000	2,119,000
Notes receivable, net of allowance of $17,250,000 at December 31, 2011 and $14,131,000 at December 31, 2010	--	--
Real estate held for sale	10,767,000	12,808,000
Investment in real estate loans, net of allowance for loan losses of $26,247,000 at December 31, 2011 and $33,557,000 at December 31, 2010	31,777,000	26,719,000
Due from related parties	110,000	712,000
Assets under secured borrowings	--	1,320,000
Other assets	149,000	150,000
Assets held for sale	--	59,416,000
Total assets	$52,635,000	$111,667,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$753,000	$5,325,000
Secured borrowings	--	1,088,000
Notes payable	25,000	1,324,000
Unearned revenue	--	26,000
Deferred gain on sale of HFS	102,000	--
Liabilities related to assets held for sale	--	45,769,000
Total liabilities	880,000	53,532,000

Commitments and contingencies

Equity
Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 189,378 shares at December 31, 2011 and 1,857,850 at December 31, 2010	(190,000)	(6,907,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,720,783 shares issued and 12,531,405 outstanding at December 31, 2011, and 14,997,363 shares issued and 13,139,513 outstanding at December 31, 2010	1,000	1,000
Additional paid-in capital	271,005,000	278,550,000
Accumulated deficit	(219,070,000)	(218,203,000)
Common shares held by trusts related to assets held for sale	--	(648,000)
Accumulated other comprehensive income (loss)	9,000	(37,000)
Total stockholders’ equity before non-controlling interest – related party	51,755,000	52,756,000
Noncontrolling interest – related party	--	5,379,000
Total equity	51,755,000	58,135,000

Total liabilities and equity	$52,635,000	$111,667,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended
	12/31/2011	12/31/2010

Revenues
Interest income from investment in real estate loans	$1,244,000	$1,829,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	249,000	124,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	505,000	142,000
Other income	89,000	--
Total revenues	2,087,000	2,095,000
Operating expenses
Management fees - related party	1,098,000	1,098,000
Provision for loan loss	1,028,000	8,300,000
Interest expense	206,000	965,000
Professional fees	1,419,000	4,750,000
Provision for doubtful accounts related to receivable	--	133,000
Loan fees	--	3,000
Consulting fees	217,000	105,000
Insurance	304,000	316,000
Other	310,000	687,000
Total operating expenses	4,582,000	16,357,000
Loss from operations	(2,495,000)	(14,262,000)
Non-operating income (loss)
Interest income from banking institutions	7,000	1,000
Impairment of marketable securities - related party	--	(628,000)
Discounted professional fees	1,580,000	--
Settlement expense	--	(2,239,000)
Total other non-operating income (loss), net	1,587,000	(2,866,000)
Provision for income taxes	--	--
Loss from continuing operations	(908,000)	(17,128,000)
Discontinued operations, net of income taxes
Income from guarantors related to real estate held for sale	--	2,000
Net gain on sale of real estate held for sale	1,258,000	285,000
Expenses related to real estate held for sale	(867,000)	(1,138,000)
Write-downs on real estate held for sale	(1,951,000)	(3,686,000)
Gain related to HFS settlement	430,000	--
Income from Hawaiian cemeteries and mortuaries, net of income taxes	1,889,000	159,000
Total income (loss) from discontinued operations	759,000	(4,378,000)

Net loss	(149,000)	(21,506,000)
Allocation to non-controlling interest – related party	(718,000)	(60,000)

Net loss attributable to common stockholders	$(867,000)	$(21,566,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.08)	$(1.27)
Discontinued operations	$0.01	$(0.33)
Total basic and diluted loss per weighted average common share	$(0.07)	$(1.60)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	12,991,208	13,464,092

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common shares held by trusts related to assets held for sale	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2009	1,381,137	$(6,152,000)	13,616,226	$1,000	$278,550,000	$(196,637,000)	$(552,000)	$-	$-	$75,210,000

Net Loss						(21,566,000)			60,000	(21,506,000)

Recognition of Unrealized Loss on Marketable Securities – Related Party							628,000			628,000

Unrealized Loss on Marketable Securities - Related Party							(113,000)			(113,000)

Comprehensive Loss										(20,991,000)

Noncontrolling Interest – Related Party									5,319,000	5,319,000

Purchase of Treasury Stock	476,713	(755,000)	(476,713)					(648,000)		(1,403,000)

Stockholders' Equity at December 31, 2010	1,857,850	$(6,907,000)	13,139,513	$1,000	$278,550,000	$(218,203,000)	$(37,000)	$(648,000)	$5,379,000	$58,135,000

Net Loss						(867,000)			718,000	(149,000)

Unrealized Gain on Marketable Securities - Related Party							46,000			46,000
										(103,000)

Distributions – Related Party									(440,000)	(440,000)

Disposition of Assets Held for Sale								648,000	(5,657,000)	(5,009,000)
Retire Treasury Stock	(2,087,202)	7,545,000		--	(7,545,000)					--

Purchase of Treasury Stock	418,730	(828,000)	(418,730)							(828,000)

Stockholders' Equity at December 31, 2011	189,378	$(190,000)	12,720,783	$1,000	$271,005,000	$(219,070,000)	$9,000	$--	$--	$51,755,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2011	12/31/2010
Cash flows from operating activities:
Net loss	$(149,000)	$(21,506,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable	--	134,000
Impairment of marketable securities - related party	--	628,000
Write-downs on real estate held for sale	1,951,000	3,686,000
Gain on sale of real estate held for sale	(1,258,000)	(454,000)

Loss on sale of real estate held for sale	--	169,000
Recovery of allowance for doubtful notes receivable included in other income	(505,000)	(124,000)
Gain related to recovery of allowance for loan loss	(249,000)	--
Provision for loan loss	1,028,000	8,300,000
Prepaid interest income – unearned income	--	62,000
Amortized interest income	(26,000)	(36,000)
Amortized financing costs, included in interest expense	--	175,000
Change in operating assets and liabilities:
Interest and other receivables	2,105,000	(155,000)
Assets held for sale, net of liabilities	(590,000)	(159,000)
Due to/from related parties, net	601,000	(395,000)
Other assets	220,000	193,000
Accounts payable and accrued liabilities	(3,860,000)	1,013,000
Net cash used in operating activities	$(732,000)	$(8,469,000)

Cash flows from investing activities:
Investments in real estate loans	$(14,337,000)	$(3,795,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,033,000)
Fund III	--	(200,000)
Third parties	--	(6,822,000)
Proceeds from loan payoffs	6,416,000	12,870,000
Sale of investments in real estate loans to:
VRM I	--	2,000,000
Other related parties	500,000	--
Third parties	2,743,000	375,000
Proceeds related to real estate held for sale	479,000	11,418,000
Purchases of assets held for sale	--	(325,000)
Proceeds on nonrefundable extension fees on real estate held for sale	89,000	--
Proceeds from sale of asset held for sale	9,369,000	--
Proceeds from note receivable	505,000	161,000
Notes receivable	--	(37,000)
Purchase of marketable securities – related party	(6,000)	--
Net cash provided by investing activities	$5,758,000	$14,612,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	12/31/2011	12/31/2010
Cash flows from financing activities:
Principal payments on notes payable	$(1,518,000)	$(244,000)
Proceeds from issuance of notes payable	--	1,296,000
Distributions to holder of noncontrolling interest – related party	(440,000)	--
Cash used for pay down on secured borrowings	(1,088,000)	--
Purchase of treasury stock at cost	(638,000)	(755,000)
Net cash provided by (used in) financing activities	$(3,684,000)	$297,000

NET CHANGE IN CASH	1,342,000	6,440,000

Cash, beginning of period	7,884,000	1,444,000

Cash, end of period	$9,226,000	$7,884,000

Supplemental disclosures of cash flows information:
Interest paid	$206,000	$747,000

Non-cash investing and financing activities:
Retirement of treasury stock	$7,545,000	$--
Treasury stock acquired through settlement	$(190,000)	$--
Payoff of loans funded through secured borrowings	$--	$6,822,000
Write-off of notes receivable and related allowance	$8,090,000	$--
Note payable relating to prepaid D & O insurance	$219,000	$244,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$160,000	$9,033,000
Assets held for sale acquired, net of related liabilities and noncontrolling interest –related party	$--	8,494,000
Deferred gain on asset held for sale	$102,000	$--
Investment in real estate loans by purchase of secured borrowings	$1,320,000	$--
Accrued liabilities related to sale of asset held for sale	$38,000	$--
Write-off of interest receivable and related allowance	$160,000	$658,000
Seller-financed real estate held for sale reclassification	$--	$3,500,000
Decrease in deposit liability related to pay off of real estate held for sale - seller financed	$--	$260,000
Adjustment to note receivable and related allowance for charge offs	$3,580,000	$--
Conversion of secured loans to unsecured notes receivable	$--	$4,957,000
Reclassification of loan, net of allowance for loan losses, to accounts receivable	$--	$1,956,000
Recognition of unrealized loss on marketable securities – related party	$--	$628,000
Unrealized gain (loss) on marketable securities - related party	$46,000	$(113,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”). References in this report to the “Company,”“we,”“us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.  Because we were a limited liability company (“LLC”) during the prior periods reflected in this report, we make reference to Fund II’s “members” rather than “stockholders” in reporting our financial results.

We operate as a real estate investment trust (“REIT”).  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we are required to have a December 31 fiscal year end.  Our Board of Directors has been exploring releasing our status as a REIT. We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority by Mr. Shustek.

As discussed in Part I, Item 1, Business of this Annual Report on Form 10-K, we are managed by Vestin Mortgage pursuant to a management agreement.  Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC (“Fund I”) and Vestin Fund III, LLC (“Fund III”).  These entities were formed to invest in real estate loans.  VRM I has investment objectives similar to ours, and Fund III is in the process of an orderly liquidation of its assets.

The consolidated financial statements include the accounts of us, our wholly owned taxable REIT subsidiary, Vestin TRS II, Inc (“TRS II”), Hawaii Funeral Services, LLC (“HFS”) and related trusts (see Note G).  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is fully allowed for on impaired loans and is recognized on a cash basis method.

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

The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-paripassu basis in certain real estate loans with us and/or VRM I (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2011 and 2010.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2011 and 2010.

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

Treasury Stock

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  As of December 31, 2011 we had a total of 2,276,580 shares of treasury stock of which 189,378 were received as a part of a settlement in the amount of approximately 0.2 million.  On this date we retired 2,087,202 shares leaving a balance of 189,378 at a cost of approximately $0.2 million.  As of December 31, 2010 we had a total of 1,857,850 shares of treasury stock carried on our books at cost totaling approximately $6.9 million.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2011, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2011, approximately 60% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the December 31, 2011 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, TRS II, our wholly owned subsidiary, and Hawaii Funeral Services, LLC (“HFS”), in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and were the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

The Trusts are variable interest entities of HFS, as defined in ASC Topic 810. In accordance with this guidance, we have determined that we were the primary beneficiary of these trusts, as we absorbed a majority of the losses and returns associated with these trusts. We consolidated our Trust investments with a corresponding amount recorded as Care trusts’ corpus.

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

Income Taxes

As of December 31, 2011 we were organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.  Certain assets of ours are held in a taxable REIT subsidiary (“TRS”).  The income of a TRS is subject to federal and state income taxes.  For more information please refer to Note P – Subsequent Events

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation process, based on the technical merits.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition on our consolidated financial statements.  The net income tax provision for the years ended December 31, 2011and 2010 were approximately zero.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note L – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable, accrued liabilities and secured borrowings, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2011 and 2010, we had approximately $0 and $6.3 million, respectively, in excess of the federally-insured limits.

As of December 31, 2011, 36%, 28% 19% and 15% of our loans were in Nevada, Arizona, Texas and California, respectively, compared to 39%, 24% 21% and 16%, at December 31, 2010, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates are between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.  As of December31, 2011, our largest loan, totaling $12.6 million, is located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The loan located in Texas, considered non-performing with an interest rate of 8%, is a result of troubled debt restructuring whereby the total interest is being fully deferred and was payable December 31, 2011.  Foreclosure proceedings have begun due to no payment being received.  The loan located in California, a performing loan with an interest rate of 11%, is a result of troubled debt restructuring.  Through March 25, 2011, interest was being paid monthly at 6% and deferred at 5%.  Effective March 25, 2011, the total interest is being fully deferred until February 2012, at which time 6% interest will, once again, be payable monthly and 5% will be deferred and due upon maturity.  See “Troubled Debt Restructuring” in Note D – Investments in Real Estate Loans.  At December 31, 2010, the aggregate amount of loans to our three largest borrowers represented approximately 51% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates range between 8% and 15%, and the aggregate outstanding balance is approximately $30.7 million.

We have a significant concentration of credit risk with our largest borrowers.  During the year ended December 31, 2011, four of our performing loans totaling approximately $17.9 million, of which our portion was approximately $9.9 million, accounted for approximately 58% of our interest income.  Three of these loans were paid in full as of December 31, 2011.  During the year ended December 31, 2010, two of our performing loans totaling approximately $19.6 million, of which our portion was approximately $9.6 million, accounted for approximately 39% of our interest income.  One of these loans was paid in full as of December 31, 2010.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2011 and December 31, 2010, two and four loans, respectively totaling approximately $15.9 million and $19.8 million, respectively, representing approximately 27.3% and 32.8% of our portfolio’s total value, respectively, along with two unsecured notes receivable totaling approximately $3.9 million, had a common guarantor.  As of December 31, 2011 and December 31, 2010, both loans were fully reserved and were considered non-performing.  As of December 31, 2010, the two unsecured notes receivable were fully reserved; however, the guarantor of these notes had stopped making payments, and, as a result, the notes were fully charged off as of December 31, 2011.

As of December 31, 2011 and 2010, four loans totaling approximately $11.0 and $9.9 million, respectively, had a common guarantor.  These loans represented approximately 19.0% and 16.4%, respectively, of our portfolio’s total value as of December 31, 2011 and 2010.  One loan at December 31, 2010 was related to our secured borrowings of approximately $1.3 million including approximately $0.2 million in interest reserves.  As of December 31, 2011 we repurchased the secured borrowings portion of the loan.  Another loan at December 31, 2011 and 2010 is secured by a second deed of trust and had a balance of approximately $0.9 million and $1.0 million, respectively.  All four loans were considered performing as of December 31, 2011 and 2010.

As of December 31 2011 and 2010, nine and three loans totaling approximately $6.2 million and $3.1 million, respectively, representing approximately 10.7% and 5.2%, respectively, of our portfolio’s total value, had a common guarantor.  At December 31, 2011 and 2010, all loans were considered performing.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2011 and 2010, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011 and 2010, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development (“A/D”), land and residential.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender, and, as a result, we, VRM I and Fund III received $2.7 million, of which our portion equals $2.0 million, on May 11, 2011.

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	1	$385,000	8.00%	0.66%	61.41%
Commercial	19	40,050,000	10.97%	69.02%	71.43%
Construction	1	6,656,000	8.00%	11.47%	89.49%
Land	3	10,933,000	10.75%	18.85%	64.15%
Total	24	$58,024,000	10.57%	100.00%	71.10%

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	--	$--	--%	--%	--%
Commercial	13	41,111,000	11.13%	68.20%	65.19%
Construction	2	8,231,000	8.54%	13.66%	86.69%
Land	3	10,934,000	10.75%	18.14%	76.15%
Total	18	$60,276,000	10.71%	100.00%	74.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2011 and 2010, was 6.79% and 8.49%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2011 and 2010:

Loan Type	Number of Loans	December 31, 2011Balance*	Portfolio Percentage	Number of Loans	December 31, 2010Balance*	Portfolio Percentage

First deeds of trust	18	$28,684,000	49.43%	10	$25,334,000	42.03%
Second deeds of trust	6	29,340,000	50.57%	8	34,942,000	57.97%
Total	24	$58,024,000	100.00%	18	$60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2011:

Non-performing and past due loans (a)	$29,564,000
January 2012 – March 2012(b)	20,227,000
April 2012 – June 2012(b)	2,315,000
July 2012 – September 2012(b)	2,802,000
October 2012 – December 2012(b)	1,238,000
Thereafter	1,878,000

Total	$58,024,000

(a)	Amounts include the balance of non-performing loans.
(b)	Amounts include loans that have been or are in the process of being extended subsequent to March 16, 2012.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2011 and 2010:

	December 31, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$16,108,000	27.76%	$14,678,000	24.35%
California	8,564,000	14.76%	9,633,000	15.98%
Colorado	895,000	1.54%	--	--
Nevada	21,114,000	36.39%	23,350,000	38.74%
Ohio	323,000	0.56%	--	--
Oregon	46,000	0.08%	46,000	0.08%
Texas	10,974,000	18.91%	12,569,000	20.85%
Total	$58,024,000	100.00%	$60,276,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2011 Balance (a)	December 31, 2010 Balance (a)
Balance per loan portfolio	$58,024,000	$60,276,000
Less:
Allowance for loan losses (a)	(26,247,000)	(33,557,000)
Balance per consolidated balance sheet	$31,777,000	$26,719,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2011, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $10.0 million, net of allowance for loan losses of approximately $19.6 million, which does not include the allowances of approximately $6.7 million relating to performing loans as of December 31, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011

Commercial	5	$29,564,000	$(19,570,000)	$9,994,000
Total	5	$29,564,000	$(19,570,000)	$9,994,000

•
Commercial – As of December 31, 2011, five of our 19 commercial loans were considered non-performing.  The outstanding balance on the five non-performing loans was approximately $39.1 million, of which our portion was approximately $29.6 million.  As of December 31, 2011, these loans have been non-performing from 0 months to 43 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2011, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $24.0 million, of which our portion is approximately $19.6 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2011, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is approximately 64%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2011 and 2010:

	As of December 31, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	29,564,000	(19,570,000)	9,994,000
Subtotal non-performing loans	29,564,000	(19,570,000)	9,994,000

Performing loans – no related allowance	17,064,000	--	17,064,000
Performing loans – related allowance	11,396,000	(6,677,000)	4,719,000
Subtotal performing loans	28,460,000	(6,677,000)	21,783,000

Total	$58,024,000	$(26,247,000)	$31,777,000

	As of December 31, 2010
	Balance	Allowance for loan losses**	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	23,975,000	(22,277,000)	1,698,000
Subtotal non-performing loans	23,975,000	(22,277,000)	1,698,000

Performing loans – no related allowance	14,056,000	--	14,056,000
Performing loans – related allowance	22,245,000	(11,280,000)	10,965,000
Subtotal performing loans	36,301,000	(11,280,000)	25,021,000

Total	$60,276,000	$(33,557,000)	$26,719,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2011, we have provided a specific reserve allowance for five non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2011 and 2010 by loan type.
Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Reduction in Specific Reserve Allocation	Loan Pay Downs	Transfers to REO and Notes Receivables	Balance at 12/31/11

Commercial	$27,486,000	$507,000	$(1,413,000)	$(248,000)	$(3,940,000)	$22,392,000
Construction	5,647,000	61,000	--	--	(2,737,000)	2,971,000
Land	424,000	460,000	--	--	--	884,000
Total	$33,557,000	$1,028,000	$(1,413,000)	$(248,000)	$(6,677,000)	$26,247,000

•
Commercial – As of December 31, 2011, eight of our 19 commercial loans had a specific reserve allowance totaling approximately $28.7 million, of which our portion is approximately $22.4 million.  The outstanding balance on these eight loans was approximately $44.3 million, of which our portion was approximately $32.4 million.

•
Construction – As of December 31, 2011, our one construction loan had a specific reserve allowance totaling approximately $3.2 million, of which our portion was approximately $3.0 million.  The outstanding balance on this loan was approximately $7.2 million, of which our portion is $6.7 million.

•	Land – As of December 31, 2011, one of our three land loans had a specific reserve allowance totaling approximately $884,000. The outstanding balance on this loan was approximately $2.5 million.
Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO and Assets Held for Sale	Balance at 12/31/10

Commercial	$45,362,000	$3,134,000	$(9,642,000)	$(1,611,000)	$(9,757,000)	$27,486,000
Construction	8,361,000	4,742,000	--	(3,347,000)	(4,109,000)	5,647,000
Land	5,193,000	424,000	--	--	(5,193,000)	424,000
Total	$58,916,000	$8,300,000	$(9,642,000)	$(4,958,000)	$(19,059,000)	$33,557,000

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

Troubled Debt Restructuring

As of December 31, 2011 and 2010, we had seven and five loans, totaling approximately $30.8 million and $28.0 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2011 and2010:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,740,000	3	$2,821,000	2	$13,919,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,845,000	5	$16,926,000	2	$13,919,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$15,186,000	2	$11,936,000	1	$3,250,000
Construction	1	5,335,000	1	5,335,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	5	$27,971,000	4	$24,721,000	1	$3,250,000

•
Commercial – As of December 31, 2011 and 2010, we had 19 and 13 commercial loans, respectively, five and three of them, respectively, were modified pursuant to TDR.  As of December 31, 2011, five of the loans were secured by second deeds of trust and two of the five loans were considered performing prior to their restructuring.  As of December 31, 2010, all of the loans were secured by second deeds of trust and two of the three loans were considered performing prior to their restructuring.  On January 1, 2011, the principal amount of one of the non-performing loans was reduced by approximately $0.8 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  The interest rate was adjusted from 12% to 4.5%.  As of December 31, 2011 this loan was considered performing.  During January 2012, one of the loans became non-performing and on February 7, 2012, we, VRMI and VFIII entered into a Deed in Lieu Agreement with a borrower for a second deed of trust loan that matured on December 31, 2011 with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.. For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note P – Subsequent Events

•
Construction – As of December 31, 2011 and 2010, we had one construction loan modified pursuant to TDR.  As of December 31, 2011, the loan continues to perform as required by the loan modifications.  On September 20, 2011 we repurchased the secured borrowings portion of this loan for approximately $1.1 million.  For additional information, see Note J – Secured Borrowings.  During January 2012, additional restructuring of this loan occurred.  For additional information, see Note P – Subsequent Events.

•	Land – As of December 31, 2011 and2010, we had one land loan modified pursuant to TDR. As of March 16, 2012, the loan continues to perform as required by the loan modifications.

Extensions

As of December 31, 2011, our manager had granted extensions on nine loans totaling approximately $41.4 million of which our portion was approximately $36.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, three of the 11 loans had become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at December 31, 2011, of $19.1 million, of which our portion is $16.9 million.

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2011 and 2010, we owned 538,178 and 533,675 shares, respectively, of VRM I’s common stock, representing approximately 8.50% and 8.35%, respectively, of their total outstanding common stock.  The closing price of VRM I’s common stock on December 31, 2011 and 2010 was $1.10 and $1.01, respectively, per share.

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

As of December 31, 2011, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss since October 1, 2010.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM I to be other-than-temporarily impaired at December 31, 2011.  During the year ended December 31, 2011, the trading price for VRM I’s common stock ranged from $1.08 to $1.40 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2011, we held five properties with a total carrying value of approximately $10.8 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2011:

Description	Balance at 12/31/10	Acquisitions Through Foreclosure	Write Downs	Additions/ (Cash Reductions)	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Gain (Loss) on Sale of Real Estate	Balance at 12/31/11

Land	$12,808,000	$--	$(1,951,000)	$(90,000)	$--	$--	$--	$10,767,000

Residential Building	--	160,000	--	--	--	(427,000)	267,000	--

Total	$12,808,000	$160,000	$(1,951,000)	$(90,000)	$--	$(427,000)	$267,000	$10,767,000

Land

As of December 31, 2011, we held five REO properties classified as Land, totaling approximately $10.8 million.  These properties were acquired between December 2006 and October 2010 and consist of commercial land and residential land.  During the year ended December 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, these properties were written down approximately $2.0 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM I and VF III entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 Million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  Non-refundable extension fees in the amount of $110,000 were collected, of which our portion was approximately $90,000.

Residential Building

As of December 31, 2011, we held no REO properties classified as Residential Building.  On February 11, 2011, we completed our foreclosure of a property secured by a non-performing construction loan in Nevada and classified it as residential apartment/condo REO totaling approximately $0.2 million, net of prior allowance for loan loss.  On July 25, 2011 we sold the residential apartment/condo REO for gain of approximately $64,000.On December 19, 2011 we received a settlement from a guarantor on two REO properties held by a common guarantor, one sold in 2011 and the other in a prior period.  The settlement was part cash of $0.3 million and 189,378 shares of VRM II stock which we now hold as treasury stock valued at approximately $0.2 million.  As a result, we recorded an additional gain on both properties in 2011 totaling approximately $0.5 million.

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

Land

As of December 31, 2010, we held seven REO properties classified as Land, totaling approximately $12.8 million.  These properties were acquired between December 2006 and October 2010 and consist of commercial land and residential land.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $3.7 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

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

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As discussed in Note O – Legal Matters Involving the Company, during July 2010, we, VRM I and Vestin Mortgage acquired through foreclosure the RightStar property, which includes 4 cemeteries and 8 mortuaries in Hawaii.  Subsequent to our foreclosure of this property, we and VRM I acquired our manager’s interest in this property for $500,000, of which our portion was $375,000. Our manager recorded no gain or loss as a result of this transaction.   At the time of foreclosure, the RightStar assets were moved into Hawaii Funeral Services, LLC (“HFS”) of which we held 62% and VRM I held 38%.

Effective January 1, 2009, we adopted FASB's accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

Our acquisition of HFS was accounted for in accordance with this standard and the Company has allocated the purchase price of HFS based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of HFS at the time of the acquisition totaled $14.1 million.

We performed an allocation as of the foreclosure date as follows:

Cash	$1,032,000
Preneed receivables	4,063,000
Other receivable	1,037,000
Inventory	22,000
Property and equipment	8,390,000
Other assets	523,000
Accounts payable and accrued liabilities	(842,000)
Deferred preneed revenues	(72,000)

Net assets	$14,153,000

In addition, we estimated the fair value of the non-controlling interest at $5.4 million.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2011.

The following is summary of net assets held for sale through November 30, 2011:

November 30, 2011
Assets:
Current Assets	$3,772,000
Preneed cemetery receivables, net	3,324,000
Cemetery property, at cost	3,140,000
Property and equipment	5,335,000
Deferred charges and other assets	1,066,000
Cemetery trust investments	44,210,000
Total assets	$60,847,000

Liabilities:
Accounts payable and accrued liabilities	$1,120,000
Deferred preneed cemetery revenues	1,752,000
Trusts’ corpus	46,228,000
Total liabilities	49,100,000

Net assets held for sale	$11,747,000

On December 1, 2011, we and VRM I closed the sale of its membership interests in HFS, including the variable interest entities of HFS, to NorthStar Hawaii, LLC (“NorthStar”).  The sale was effected pursuant to a Membership Interest Purchase Agreement dated October 3, 2011.  We received the entire purchase price at the closing resulting in net proceeds of $8,866,000. In addition to the net proceeds, we retained approximately $806,000 of the cash balance held by HFS and assumed accounts payables of approximately $38,000. Pursuant to terms of the agreement, we have an option to repurchase HFS under certain conditions from NorthStar in consideration of the full amount of the sales price for a period of 15 months following the closing of the transaction. As a result of this option, our net gain of approximately $102,000 has been recognized as “Deferred gain on sale of HFS” on the balance sheet. The gain will be recognized upon the expiration of this option.

As discussed in Note O – Legal Matters Involving the Company, in April 2006, the lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and us alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to us.

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

An alleged trust deficiency ranging from $24.4 million to $32.7 million may have existed prior to our acquiring the RightStar properties through foreclosure. Under state law, such deficiencies are generally required to be funded. However, due to the agreement with the state of Hawaii and certain actuarial information obtained from third parties, no accrual has been recorded as of December 31, 2011.

We, VRM I., and our manager (collectively, “Vestin”) entered into a settlement agreement with Alternative Debt Portfolios, L.P. and Alternative Debt Portfolios, LLC (collectively, “ADP”). On September 22, 2008 a judgment was entered by the Hawaii Circuit Court in favor of Vestin against ADP in the amount of $1,119,000 plus interest.  ADP filed an appeal with the Intermediate Court of Appeals for the State of Hawaii and put up a cash bond of $1,972,000.  Both Vestin and ADP agreed to settle the appeal and on November 28, 2011 a Settlement and Mutual Release Agreement was agreed to whereby ADP received $800,000 from the cash bond.  Vestin received the remainder of the cash bond, less fees pertaining to the settlement, in the amount of approximately $0.1 million.  The parties agreed to a full release as part of the settlement.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2011 and 2010, were $1.1 million, during each period.

As of December 31, 2011 and 2010, our manager owned 92,699 of our common shares, representing approximately 0.73% and 0.71%, respectively, of our total outstanding common stock.  For the years ended December 31, 2011 and 2010, we declared $0 in dividends payable to our manager based on the number of shares our manager held on the dividend record dates.

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

During the years ended December 31, 2010, our manager received administrative fees of approximately $0.5 million, related to the sale of VRM I, Fund III and our REO properties.  Our pro-rata share of these fees totaled approximately $0.3 million. There were no similar transactions in 2011. There were also no similar fees paid to Vestin Originations during the years ended December 31, 2011and 2010.  See Note F – Real Estate Held for Sale.

As of December 31, 2011, we had receivables from our manager of approximately $19,000.  As of December 31, 2010, we had receivables from our manager of approximately $5,000.

Transactions with Other Related Parties

As of December 31, 2011 and, 2010, we owned 538,178 and 533,675, respectively, common shares of VRM I, representing approximately 8.5% and 8.4%, respectively, of their total outstanding common stock.  For the years ended December 31, 2011 and 2010, we recognized no dividend income from VRM I based on the number of shares we held on the dividend record dates.

As of December 31, 2011 and 2010, VRM I owned 537,078 and 225,134, respectively, of our common shares, representing approximately 4.2% and 1.7%, respectively, of our total outstanding common stock.  For the years ended December 31, 2011 and 2010, we declared no dividends payable to VRM I based on the number of shares VRM I held on the dividend record dates.

During the year ended December 31, 2010, we sold approximately $2.0 million in real estate loans to VRM I.  We had no similar transactions in 2011.  No gain or loss resulted from the 2010 transactions.

As of December 31, 2011, we had receivables from VRM I of approximately $0.1 million, primarily related to legal fees.  As of December 31, 2010, we had receivables from VRM I of approximately $0.7 million, primarily related to legal fees.

As of December 31, 2011 and 2010, Fund III owned 114,117 of our common shares, representing approximately 0.9% of our total outstanding common stock.  For the years ended December 31, 2011 and 2010, we declared $0, in dividends payable to Fund III based on the number of shares Fund III held on the dividend record dates.

During the year ended December 31, 2010, we purchased approximately $0.2 million in real estate loans from Fund III.  We had no similar transactions in 2011.  No gain or loss resulted from the 2010 transactions.

As of December 31, 2011, we had a payable to Fund III of $13,000.  As of December 31, 2010, we had a payable to Fund III of $37,000.

During December 2011, we, and VRM I completed the sale of our membership interests in HFS to NorthStar.  We, paid Advant Mortgage a commission fee of $489,000, shared pro-rata among us and VRM I.

During the year ended December 31, 2011, we sold $500,000 of performing loans to a trust in which a director is one of the trustees.  No gain or loss resulted from these transactions.  No such transaction occurred during the year December 31, 2010.

NOTE I — NOTES RECEIVABLE

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $88,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $0.4 million as a final payment for the note was approved, of which approximately $0.3 million was received.  The balance of this agreement of approximately $68,000 was fully reserved as of December 31, 2011.  Payments will be recognized as income when received.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is approximately $1.3 million, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $3.9 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.4 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.3 million was fully reserved as of December 31, 2011.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is approximately $1.2 million, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $1.6 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.8 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.2 million was fully reserved as of December 31, 2011.

During December 2009, we and VRM I entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $5.6 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM I received a principal payoff of $2.0 million, of which our portion was approximately $1.8 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $1.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $5.6 million was fully reserved as of December 31, 2011.

During July 2010, we entered into a promissory note, totaling $48,000 with the guarantor of a previous land loan.  The remaining note balance of $2,500 as of December 31, 2011 will be paid in monthly installments of $500 each through May 2012.

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $1.1 million, before allowances totaling approximately $4.2 million, of which our portion is approximately $0.2 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of $10.4 million less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.In the event the total proceeds from the operating profits and sales proceeds do not equal $10.4 million, each borrower will execute a promissory note to pay us the deficiency, which shall be guaranteed by the guarantors, including the new guarantor. In addition, we agreed to release our deeds of trust on two of the three loans secured by real estate totaling $9.0 million, of which our portion is $0.5 million.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During 2011, it was determined we lost our collateral related to investments in two second deeds of trust due to foreclosures by the holders of the first deeds of trust.  At the time of this determination, the net balances of these investments were fully reserved.  The guarantor on these investments had stopped making payments and, as a result, the balances totaling approximately $3.9 million were fully charged off as of December 31, 2011.

During March 2011, we were awarded a deficiency judgment totaling $5.0 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $3.0 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. The balance of approximately $2.9 million was fully reserved as of December 31, 2011.

During March 2011, we were awarded a deficiency judgment totaling $2.8 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $1.2 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. The balance of approximately $1.2 million was fully reserved as of December 31, 2011.

NOTE J— SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings.  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-paripassu basis in certain real estate loans with us and/or VRM I (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During June 2008, we, our manager, and Vestin Originations entered into an intercreditor agreement with an unrelated third party related to the funding of six real estate loans.  (See exhibit 10.5 Intercreditor Agreement  under the Exhibit Index included in Part IV, Item 15 of this Report Form 10-K).  The participation interest is at 11% on the outstanding balance.  We incurred approximately $0.9 million in finance costs related to the secured borrowings; these costs were being amortized to interest expense over the term of the agreements.  As of December 31, 2011, and 2010, we had approximately $0.0 million and $1.3 million, respectively, in funds, including approximately $0.0 million and $0.2 million, respectively in interest reserves, used under Inter-creditor agreements.

On September 20, 2011 we repurchased the secured borrowings for approximately $1.1 million.  Interest expense for the year ended December 31, 2011 and 2010 amounted to approximately $88,000 and $0.6 million, respectively.

NOTE K — NOTES PAYABLE

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $82,000 and nine monthly payments of $28,000 beginning on May 27, 2011.  As of December 31, 2011, the outstanding balance of the note was $25,000.  During January 2012, the outstanding balance of the note was paid in full.

On December 3, 2010, we and VRM I mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $1.3 million.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  As of December 31, 2011 this note had been paid in full.  Interest expense for the year ended December 31, 2011 amounted to approximately $107,000.

NOTE L — FAIR VALUE

As of December 31, 2011 and 2010, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and secured borrowings.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$30,646,000	$30,646,000	$31,777,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to December 31, 2011:
	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(1,028,000)	--
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
Reduction of allowance on real estate loans due to loan payment	249,000	--
New mortgage loans and mortgage loans acquired	13,723,000	--
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(9,046,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Payments on assets under secured borrowings		(1,320,000)
Temporary change in estimated fair value based on future cash flows	284,000	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on December 31, 2011, net of temporary valuation adjustment	$30,646,000	$--

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000
Payment on secured borrowings	(1,088,000)
Balance on December 31, 2011, net of temporary valuation adjustment	$--

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

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2010	$52,460,000	$8,370,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(8,300,000)	--
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(18,333,000)	--
Transfer of allowance on real estate loans to real estate held for sale	9,302,000	--
New mortgage loans and mortgage loans bought	8,528,000	--
Transfer of real estate loan to assets held for sale	(17,290,000)	--
Transfer of allowance on real estate loan to assets held for sale	9,756,000	--
Assets under secured borrowings	6,822,000	--
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(31,575,000)	--
Reduction of allowance for loan losses related to sales and payments of investment in real estate loans	14,600,000	--
Payments on assets under secured borrowings	--	(7,050,000)
Temporary change in estimated fair value based on future cash flows	654,000	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on December 31, 2010, net of temporary valuation adjustment	$26,624,000	$1,320,000

Liabilities
Secured borrowings

Balance on January 1, 2010	$7,910,000
Payment on secured borrowings	(6,822,000)

Balance on December 31, 2010, net of temporary valuation adjustment	$1,088,000

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

For additional information, see Note O – Legal Matters Involving the Company

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

NOTE P— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

During January 2012 we, VRM I and VF III modified one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The interest currently accrued on the existing loan, which was fully allowed for, of approximately $1.0 million will be moved to notes receivable with the balance remaining fully allowed for.

During January 2012, we paid our manager approximately $550,000 of management fees for services to be performed from January through June 2012.  A discount of 7% will be applied to the July 2012 payment.

On February 7, 2012, we, VRMI and VFIII entered into a Deed in Lieu Agreement with a borrower for a second deed of trust loan that matured on December 31, 2011 with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  These assets are subject to a first trust deed of approximately $39 million.  The property includes a 430 unit full service hotel located in Ft. Worth, Texas. The hotel includes operations which will be consolidated into our financial statements from the date of this agreement.  The property will be held for sale and pursuant to the terms of the agreement the net proceeds from the sale shall be distributed as follows through July 31, 2012: (i) satisfy all amounts due on the first deed of trust, (ii) $11 million to us, VRMI and VFIII, (iii) $3 million to the former borrower and (iv) all remaining amounts will be divided with 50% going to us, VRMI and VFIII and 50% going to the former borrower.  Following July 31, 2012, the net proceeds from the sale will be distributed similar to other real estate sale transactions.

During January 2012, we purchased 60,000 shares of Annaly Capital Management Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.  During February 2012, we sold all of our shares for a gain of approximately $21,000.

Our Board of Directors has been exploring releasing our status as a REIT. We expect a resolution will be made by March 30, 2012 to terminate our REIT status based on legal advice to be received by this date. As such, the Company will not be taxed as a REIT for the year ending December 31, 2012.  The required filings to make this resolution effective have been prepared and submitted to the Internal Revenue Service as of the date of this filing

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Plan of Remediation

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

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of March 16, 2012 and positions of the individuals who serve as our directors and executive officers as of March 16, 2012.

Name	Age	Title

Michael V. Shustek	53	President, Chief Executive Officer and Director
Eric Bullinger(4)	41	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	60	Director
John E. Dawson	54	Director
Roland M. Sansone(1)(2)(3)	57	Director
Fredrick J. Zaffarese Leavitt(1)(2)(3)	41	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicates to us a total of three employees, including Eric Bullinger, who is our CFO.

The following table sets forth the names, ages as of March 16, 2012 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	53	President, Chief Executive Officer and Chairman
Eric Bullinger	41	Chief Financial Officer
Michael J. Whiteaker	62	Vice President of Regulatory Affairs

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.  See Note N - Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Eric Bullinger was appointed as our Chief Financial Officer (CFO) on January 21, 2011.  In addition, Mr. Bullinger was appointed as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. (“VRM I”) and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger is a Certified Public Accountant and has worked for LL Bradford for approximately 12years. Mr. Bullinger has overseen various audit engagements of public and private companies.  He received a Bachelor of Business Administration degree in Accounting from the University of Wyoming.

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

Independent Directors of Vestin Realty Mortgage II

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

John E. Dawson was previously a director of Vestin Group from March 2000 to December 2005.  He has been a member of our board of directors since March 2007 and was a director for VRM I from March 2007 until he resigned in January 2008.  Since 2005 Mr. Dawson has been a partner of the Las Vegas law firm of Lionel Sawyer & Collins.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis &Aurbach.  Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University.  Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993.  Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.  Mr. Dawson’s legal knowledge, and his familiarity with the business and legal communities in Las Vegas, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

Roland M. Sansone was a director for Vestin Group from December 2004 to December 2005.  He has been a member of our board of directors since January 2006 and was a director for VRM I from January 2006 until he resigned in January 2008.  In addition, he has served as President of Sansone Development, Inc. since 2002.  Sansone Development, Inc. is a real estate development company.  Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980.  Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property.  Mr. Sansone attended Mt. San Antonio College.  Mr. Sansone has extensive experience and familiarity with real estate markets that is invaluable to our Board’s oversight of our lending operations.

Fredrick J. Zaffarese Leavitt was a director for Vestin Group from November 2004 to December 2005.  He has been a member of our board of directors since January 2006 and was a director for VRM I from January 2006 until he resigned in January 2008.  Since August of 1993 Mr. Zaffarese Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Zaffarese Leavitt sits on various audit committees involving the utility industry.  Mr. Zaffarese Leavitt is a CPA and a graduate of University of Nevada Las Vegas.  The Board also determined that Mr. Zaffarese-Leavitt meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).  Mr. Zaffarese Leavitt’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Zaffarese Leavitt, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Messrs. Dawson and Sansone, and their terms will expire at the 2014 annual meeting of stockholders; and

•	The class III directors are Messrs. Aalberts and Shustek, and their terms will expire at the 2012 annual meeting of stockholders.

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
Robert J. Aalberts
Fredrick J. Zaffarese Leavitt

Special Committee
Fredrick J. Zaffarese Leavitt (Chairman)
Roland Sansone
John Dawson

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Zaffarese Leavitt (chair), Mr. Aalberts and Mr. Sansone, met in February 2012 in connection with the audit of our 2011 financial statements, and held a total of nine meetings in fiscal 2011.Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2011, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Zaffarese Leavitt and Mr. Aalberts, held one meeting.  Our nominating committee currently consists of Mr. Sansone, Mr. Zaffarese Leavitt and Mr. Aalberts.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager Vestin Mortgage and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2011 the Compensation Committee, consisting of Mr. Aalberts, Mr. Zaffarese Leavitt and Mr. Sansone, held one meeting.  On April 13, 2011, the compensation committee met and reaffirmed the directors’ fees of $500 per meeting and the Manager’s fee.  Our compensation committee currently consists of Mr. Aalberts (chair), Mr. Zaffarese Leavitt and Mr. Sansone.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Special Committee - The Board of Directors of the Company has appointed a special committee to evaluate and negotiate a potential stock for stock merger with Vestin Realty Mortgage I, Inc.  The special committee held 10 meetings in 2011.  The compensation that is being paid to the special committee is $60,000 plus $750 per meeting to the Chairman of the committee and $22,500 plus $750 per meeting to the remaining members.

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

We do not pay any compensation to our executive officers.  We pay our manager a management (acquisition and advisory) fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2011, we paid our manager approximately $1.1 million for its management services, which represented approximately 56% of the revenues received by our manager and its affiliates in 2011.

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

Our manager and our affiliates also receives various fees from borrowers.  Such fees may include origination fees as well as charges for servicing, extending or modifying their loans.  We are not a party to such fee arrangements and have no control over them.  As discussed under Risk Factors, many of these fees are paid on an up-front basis and, as a result, could create an incentive for our manager and our affiliates to make or extend riskier loans.  Funding risky loans could have a material adverse effect upon our operating results and financial condition.

Except as specified about, our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 16, 2012, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 12,720,783shares of our common stock as of March 16, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 1,735,214 shares and shared voting and investment power of 75,097shares	14.2%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 16, 2012,by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 12,531,405shares of our total outstanding common stock as of March 16, 2012.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek(1)	8880 West Sunset Rd. Ste 200 Las Vegas, NV 89118	1,810,311	14.2%
John Dawson (2)	1321 Imperia Henderson, NV 89052	25,487	**
Robert J. Aalberts (2)	311 Vallarte Dr. Henderson, NV 89014	189	**
Frederick J. Zaffarese Leavitt	P.O. Box 91683 Henderson, NV 89009	--	--
Roland M. Sansone	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
All directors and executive officers as a group (5 persons)		1,835,987	14.2%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 1,810,311 shares of our common stock, representing approximately 14.2% of our outstanding common stock (based upon 12,531,405shares of common stock outstanding at March 16, 2012).  Mr. Shustek, directly owns 1,528,398 shares of our common stock (totaling 12.0%) and indirectly owns and has economic benefit of 92,699 shares of our common stock (totaling 0.73%) through his ownership of Vestin Mortgage.  Mr. Shustek has economic benefit of and shares voting and dispositive power of 75,097 shares of our common stock (totaling 0.59%) owned by his spouse, of which 25,309 shares were acquired by her prior to their marriage.  In addition, through his management powers, Mr. Shustek has sole voting and dispositive power with respect to 114,117 (0.90%) shares owned by Fund III.   Mr. Shustek owns an approximate 14.5% interest in Fund III and is the Chairman, President and Chief Executive Officer of Vestin Mortgage, the manager of Fund III.  Mr. Shustek’s pecuniary interest in our shares owned by Fund III is 16,547 shares.

Mr. Shustek has sole voting and dispositive power with respect to shares owned directly by himself and with respect to shares owned by Vestin Mortgage and Fund III.  .

(2)
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

Please refer to Note H – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2011 and 2010, JLK Partners, LLP (“JLK”) services to us as follows:

	December 31, 2011	December 31, 2010
Audit Fees	$233,000	$190,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2011 and 2010.

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

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a)	3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9	Deed in Lieu
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 16, 2012
Michael V. Shustek	(Principal Executive Officer)

/s/ Eric Bullinger	Chief Financial Officer	March 16, 2012
Eric Bullinger	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 16, 2012
John E. Dawson

/s/ Robert J. Aalberts	Director	March 16, 2012
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	March 16, 2012
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	March 16, 2012
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

Date: March 16, 2012

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

Date: March 16, 2012

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

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 16, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: March 16, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.