Form 10-Q
period 2012-03-31
Vestin Realty Mortgage II, Inc
filed 2012-05-15
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  [   ]    No   [X]

As of May 15, 2012, there were 12,531,405 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$6,143,000	$9,226,000
Investment in marketable securities - related party	597,000	592,000
Interest and other receivables, net of allowance of $2,431,000 at March 31, 2012 and $5,468,000 at December 31, 2011	14,000	14,000
Notes receivable, net of allowance of $23,101,000 at March 31, 2012 and $17,250,000 at December 31, 2011	1,040,000	--
Real estate held for sale	10,767,000	10,767,000
Other real estate owned	8,963,000	--
Investment in real estate loans, net of allowance for loan losses of $20,929,000 at March 31, 2012 and $26,247,000 at December 31, 2011	22,950,000	31,777,000
Due from related parties	25,000	110,000
Investment in MVP Realty Advisors	15,000	--
Prepaid management fees	274,000	--
Other assets	84,000	149,000

Total assets	$50,872,000	$52,635,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$624,000	$753,000
Note payable	--	25,000
Deferred gain on sale of HFS	53,000	102,000

Total liabilities	677,000	880,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 189,378 shares at March 31, 2012 and 189,378 shares at December 31, 2011	(190,000)	(190,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,720,783 shares issued and 12,531,405 outstanding at March 31, 2012 and 12,720,783 shares issued and 12,531,405 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	271,005,000	271,005,000
Accumulated deficit	(220,636,000)	(219,070,000)
Accumulated other comprehensive income	15,000	9,000
Total stockholders’ equity	50,195,000	51,755,000

Total liabilities and equity	$50,872,000	$52,635,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended
	03/31/2012	03/31/2011

Revenues
Interest income from investment in real estate loans	$268,000	$499,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	139,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	61,000	--
Other income	--	6,000
Total revenues	468,000	505,000
Operating expenses
Management fees - related party	274,000	274,000
Provision for loan loss	765,000	--
Interest expense	--	68,000
Professional fees	252,000	305,000
Consulting fees	53,000	35,000
Insurance	73,000	82,000
Other	67,000	79,000
Total operating expenses	1,484,000	843,000
Loss from operations	(1,016,000)	(338,000)
Non-operating income (loss)
Interest income from banking institutions	1,000	2,000
Gain on sale of marketable securities	15,000	--
Settlement expense	(22,000)	--
Total other non-operating income (loss), net	(6,000)	2,000
Loss from continued operations, before taxes	(1,022,000)	(336,000)

Provision for income taxes	--	--

Loss from continued operations	(1,022,000)	(336,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	10,000	--
Expenses related to real estate held for sale	(554,000)	(226,000)
Expenses related to real estate held for sale – related party	--	(46,000)
Income from asset held for sale, net of income taxes	--	286,000
Total income (loss) from discontinued operations	(544,000)	14,000
Net Loss	(1,566,000)	(322,000)

Allocatin to non-controlling interest - related parties	--	109,000

Net loss attributable to common stockholders	$(1,566,000)	$(431,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.08)	$(0.03)
Discontinued operations	(0.01)	0.00
Total basic and diluted loss per weighted average common share	$(0.09)	$(0.03)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	12,531,405	13,139,513

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Vestin Realty Mortgage II, Inc. 03/31/2012	Noncontrolling Interest 03/31/2012	Total 03/31/2012	Vestin Realty Mortgage II, Inc. 03/31/2011	Noncontrolling Interest 03/31/2011	Total 03/31/2011

Net loss	$(1,566,000)	$--	$(1,566,000)	$(431,000)	$109,000	$(322,000)

Unrealized gains on available-for-sale securities
Unrealized holding gains – related party	6,000	--	6,000	181,000	--	181,000
Unrealized holding gains	--	--	--	644,000	--	644,000
Net amount reclassified to earnings	--	--	--	--	--	--
Net change in unrealized gains on available-for-sale securities	6,000	--	6,000	825,000	--	825,000
Total Other Comprehensive Income, net of tax	6,000	--	6,000	825,000	--	825,000

Comprehensive Loss	$(1,560,000)	$--	$(1,560,000)	$394,000	$109,000	$503,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

		(UNAUDITED)
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Stockholders' Equity at December 31, 2011	189,378	$(190,000)	12,531,405	$1,000	$271,005,000	$(219,070,000)	$9,000	$51,755,000

Net Income (Loss)						(1,566,000)		(1,566,000)

Unrealized Gain on Marketable Securities – Related Party							6,000	6,000

Comprehensive Loss								(1,560,000)

Stockholders' Equity at March 31, 2012 (Unaudited)	189,378	$(190,000)	12,531,405	$1,000	$271,005,000	$(220,636,000)	$15,000	$50,195,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Three Months Ended
	03/31/2012	03/31/2011
Cash flows from operating activities:
Net loss	$(1,566,000)	$(322,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	(61,000)	(2,000)
Gain related to recovery of allowance for loan loss	(139,000)	--
Provision for loan loss	765,000	--
Gain on sale of marketable securities	(15,000)	--
Amortized interest income	--	(16,000)
Change in operating assets and liabilities:
Interest and other receivables	--	142,000
Assets held for sale, net of liabilities	--	(286,000)
Due to/from related parties	85,000	520,000
Deferred gain on sale of HFS	(49,000)	--
Other assets	(209,000)	70,000
Accounts payable and accrued liabilities	(128,000)	(1,867,000)
Net cash used in operating activities	(1,317,000)	(1,761,000)

Cash flows from investing activities:
Investments in real estate loans	(4,996,000)	(1,453,000)
Proceeds from loan payoffs	2,301,000	38,000
Sale of investments in real estate loans to third parties	1,933,000	--
Proceeds from notes receivable	61,000	2,000
Investment in MVP Realty Advisors	(15,000)	--
Investment in notes receivable	(1,040,000)	--
Purchase of marketable securities	(1,011,000)	--
Sale of marketable securities	1,026,000	--
Net cash used in investing activities	(1,741,000)	(1,413,000)

Cash flows from financing activities:
Principal payments on notes payable	(25,000)	(27,000)
Distributions to holder of noncontrolling interest – related party	--	74,000
Net cash provided by (used in) financing activities	(25,000)	47,000

NET CHANGE IN CASH	(3,083,000)	(3,127,000)

Cash and cash equivalents, beginning of period	9,226,000	7,884,000

Cash and cash equivalents, end of period	$6,143,000	$4,757,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$68,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$2,130,000	$--
Transfer of interest receivable to notes receivable	$907,000	$--
Investments in real estate loans and related allowances transferred to note receivable	$2,938,000	--
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$160,000
Other real estate owned acquired through deed in lieu, net of prior allowance	$8,963,000	$--
Unrealized gain on marketable securities - related party	$6,000	$181,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as “Mortgage Assets”).  In addition we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,”“we,”“us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which is majority-owned by Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, which are indirectly majority owned by Mr. Shustek.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our loans.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Discontinued Operations

We have reclassified for all periods presented in the accompanying consolidated statements of operations, the amounts related to discontinued operations and real estate held for sale, in accordance with the applicable accounting criteria.  In addition, the assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets as real estate held for sale and other real estate owned.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of March 31, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2012 and 2011.

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

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of March 31, 2012, approximately 24% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the March 31, 2011 consolidated financial statements have been reclassified to conform to the March 31, 2012 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, TRS II, our wholly owned subsidiary, HFS, in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and HFS was the primary beneficiary through December 1, 2011. Intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

The Company accounts for its income taxes under the assets and liabilities method, which requires recognition of deferred tax assets and liabilities for future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, they would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2012 and December 31, 2011, we had approximately $0.3 million and $0, respectively, in excess of the federally-insured limits.  Additionally, as of March 31, 2012 and December 31, 2011, the assets held for sale included no cash deposits held in excess of federally insured limits.

As of March 31, 2012, 35%, 35%, and 20% of our loans were in Nevada, Arizona, and California respectively, compared to 36%, 28%, 19%, and 15% in Nevada, Arizona, Texas, and California, at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 52% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Arizona, Nevada and California, with a first lien position on the California loan and second lien positions on the Arizona and Nevada loans.  Their interest rates are between 11% and 15%, and the aggregate outstanding balance is approximately $23.3 million.  As of March 31, 2012, our largest loan, totaling $12.6 million, is secured by property located in Arizona and has an interest rate of 15%, was considered non-performing and has been fully reserved.  The loan secured by property located in Nevada has an interest rate of 15% was considered non-performing, and has been fully reserved.  The loan secured by property located in California, a non-performing loan with an interest rate of 11%, is a result of troubled debt restructuring.  Through March 25, 2011, interest was being paid monthly at 6% and deferred at 5%.  Effective March 25, 2011, the total interest was being fully deferred until March 2012. As of May 25, 2012 the loan has matured however the balance due continues to be outstanding.  Our manager is in negations to attempt to remediate the non-performing status of this loan.   See “Troubled Debt Restructuring” and “Non-Performing Loans” in Note D – Investments in Real Estate Loans.  At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates ranged between 8% and 15%, and the aggregate outstanding balance was approximately $30.7 million.

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

Common Guarantors

As of March 31, 2012 and December 31, 2011, two loans totaling approximately $15.9 million representing approximately 36.1% and 27.3% of our portfolio’s total value, respectively, along with two unsecured notes receivable totaling approximately $5.0 million, had a common guarantor.  As of March 31, 2012 and December 31, 2011, both loans were fully reserved and were considered non-performing.

As of March 31, 2012 and December 31, 2011, four loans totaling approximately $6.3 and $11.0 million, respectively, had a common guarantor.  These loans represented approximately 14.4% and 19.0%, respectively, of our portfolio’s total value as of March 31, 2012 and December 31, 2011.  One loan at March 31, 2012 and December 31, 2011 is secured by a second deed of trust and had a balance of approximately $0.7 million and $0.9 million, respectively.  All four loans were considered performing as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31 2011, six and nine loans totaling approximately $6.5 million and $6.2 million, respectively, representing approximately 14.8% and 10.7%, respectively, of our portfolio’s total value, had a common guarantor.  At March 31, 2012 and December 31, 2011 all loans were considered performing.

For additional information regarding non-performing loans discussed above, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2012 and December 31, 2011, we had two and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of March 31, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	1	$410,000	8.00%	0.93%	60.43%
Commercial	18	32,536,000	11.86%	74.15%	62.73%
Land	3	10,933,000	10.75%	24.92%	64.15%
Total	22	$43,879,000	11.55%	100.00%	63.31%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	1	$385,000	8.00%	0.66%	61.41%
Commercial	19	40,050,000	10.97%	69.02%	71.43%
Construction	1	6,656,000	8.00%	11.47%	89.49%
Land	3	10,933,000	10.75%	18.85%	64.15%
Total	24	$58,024,000	10.57%	100.00%	71.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2012 and December 31, 2011, was 10.09% and 6.79%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2012, and December 31, 2011:

Loan Type	Number of Loans	March 31, 2012 Balance*	Portfolio Percentage	Number of Loans	December 31, 2011 Balance*	Portfolio Percentage

First deeds of trust	18	$26,613,000	60.65%	18	$28,684,000	49.43%
Second deeds of trust	4	17,266,000	39.35%	6	29,340,000	50.57%
Total	22	$43,879,000	100.00%	24	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2012:

Non-performing and past due loans	$26,346,000
April 2012 – June 2012	6,290,000
July 2012 – September 2012	3,678,000
October 2012 – December 2012	915,000
January 2013 – March 2013	3,822,000
Thereafter	2,828,000

Total	$43,879,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$15,443,000	35.19%	$16,108,000	27.76%
California	8,559,000	19.51%	8,564,000	14.76%
Colorado	895,000	2.04%	895,000	1.54%
Nevada	15,188,000	34.61%	21,114,000	36.39%
Ohio	323,000	0.74%	323,000	0.56%
Oregon	46,000	0.10%	46,000	0.08%
Texas	306,000	0.70%	10,974,000	18.91%
Utah	3,119,000	7.11%	--	--
Total	$43,879,000	100.00%	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$43,879,000	$58,024,000
Less:
Allowance for loan losses (a)	(20,929,000)	(26,247,000)
Balance per consolidated balance sheets	$22,950,000	$31,777,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2012, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $8.5 million, net of allowance for loan losses of approximately $17.9 million, which does not include the allowances of approximately $3.1 million relating to performing loans as of March 31, 2012.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of May 15, 2012, these loan balances have not been charged off.

At March 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2012	Allowance for Loan Losses	Net Balance at March 31, 2012
Commercial	4	$18,896,000	$(17,865,000)	$1,031,000
Land	1	7,450,000	--	7,450,000
Total	5	$26,346,000	$(17,865,000)	$8,481,000

At December 31, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011

Commercial	5	$29,564,000	$(19,570,000)	$9,994,000
Total	5	$29,564,000	$(19,570,000)	$9,994,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 84%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$7,450,000	$--	$7,450,000
Non-performing loans – related allowance	18,896,000	(17,865,000)	1,031,000
Subtotal non-performing loans	26,346,000	(17,865,000)	8,481,000

Performing loans – no related allowance	11,594,000	--	11,594,000
Performing loans – related allowance	5,939,000	(3,064,000)	2,875,000
Subtotal performing loans	17,533,000	(3,064,000)	14,469,000

Total	$43,879,000	$(20,929,000)	$22,950,000

	As of December 31, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	29,564,000	(19,570,000)	9,994,000
Subtotal non-performing loans	29,564,000	(19,570,000)	9,994,000

Performing loans – no related allowance	17,064,000	--	17,064,000
Performing loans – related allowance	11,396,000	(6,677,000)	4,719,000
Subtotal performing loans	28,460,000	(6,677,000)	21,783,000

Total	$58,024,000	$(26,247,000)	$31,777,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2012, we have provided a specific reserve allowance for four non-performing loans and four performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2012 and 2011 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Settlements	Transfers to Notes Receivable	Balance at 3/31/2012
Commercial	$22,392,000	$765,000	$(139,000)	$--	$(2,973,000)	$20,045,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$765,000	$(139,000)	$--	$(5,944,000)	$20,929,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation *	Sales	Settlements	Transfers to Notes Receivable	Balance at 3/31/2011
Commercial	$27,487,000	--	$--	$(1,414,000)	$(3,940,000)	$22,133,000
Construction	5,646,000	--	--	--	(2,736,000)	2,910,000
Land	424,000	--	--	--	--	424,000
Total	$33,557,000	$--	$--	$(1,414,000)	$(6,676,000)	$25,467,000

Troubled Debt Restructuring

As of March 31, 2012 and December 31, 2011, we had five and seven loans, totaling approximately $21.6 million and $30.8 million, respectively, which met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	4	$14,190,000	3	$10,940,000	1	$3,250,000
Land	1	7,450,000	--	--	1	7,450,000
Total	5	$21,640,000	3	$10,940,000	2	$10,700,000

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,740,000	3	$2,821,000	2	$13,919,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,845,000	5	$16,926,000	2	$13,919,000

•
Commercial – As of March 31, 2012 and December 31, 2011, we had 18 and 19 commercial loans, respectively, four and five of which, respectively, were modified pursuant to TDR.  During January 2012, our one TDR construction loan was modified into a new loan which reduced the principal balance from approximately $7.3 million, of which our portion was approximately $6.7 to the carrying value of approximately $4.0 million in total, of which our portion is approximately $3.7 million.  Subsequent to the loan modification we sold approximately $1.6 million of our loan to third parties.  The interest rate was changed from 3% paid and 5% accruing monthly to 7% paid monthly.  The accrued interest balance of approximately $1.0 million, of which our portion is approximately $1.0 million, was reclassified as a notes receivable.  For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note J – “Notes Receivable”.

•	Construction – As of December 31, 2011, we had one construction loan modified pursuant to TDR. During January 2012, we restructured the loan into a new loan which is a commercial loan.

•
Land – As of March 31, 2012 and December 31, 2011, we had one land loan modified pursuant to TDR.  Through March 25, 2011, interest payment was being paid monthly at 6% and deferred at 5% on this loan.  Effective March 25, 2011, the total interest was being fully deferred until March 2012. As of March 25, 2012 the loan has matured, however the balance due continues to be outstanding.  Our manager is in negations to attempt to remediate the non-performing status of this loan.  See “Non-Performing Loans” in Note D – Investments in Real Estate Loans.

Extensions

As of March 31, 2012, our manager had granted extensions on eight outstanding loans totaling approximately $22.6 million of which our portion was approximately $19.7 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, two of the eight loans had become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at March 31, 2012, of $7.3 million, of which our portion is $6.3 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

As of March 31, 2012 and December 31, 2011, we owned 538,178 shares of VRM I’s common stock, representing approximately 8.50% of the total outstanding shares. The closing price of VRM I’s common stock on March 31, 2012, was $1.11 per share.

During the three months ended March 31, 2012, the trading price for VRM I’s common stock ranged from $1.03 to $1.28 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

During January 2012, we purchased 60,000 shares of Annaly Capital Management Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.  During February 2012, we sold all of our shares for a gain of approximately $15,000.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2012, we held five properties with a total carrying value of approximately $10.8 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE G — OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our second deed of trust loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is subject to a first trust deed of ranging from approximately $39 million to $43 million.  The first deed of trust has matured and the first deed holder has demanded payment in full.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the northern district of Texas, Ft. Worth in order to stop the first trust deed holder’s foreclosure of the property and to protect 1701 Commerce’s equity in the property, as well as to protect the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property. If the Bankruptcy Court accepts our plan, we expect to include the operations through consolidation into our financial statements from that date. If the Bankruptcy Court does not accept our plan, we will determine what the accounting treatment will be at the time the decision is made. We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2012 and 2011, were $0.3 million, during each period.

As of March 31, 2012 and December 31, 2011, our manager owned 92,699 of our common shares, representing approximately 0.73%, of our total outstanding common stock for both periods.

As of March 31, 2012 and December 31, 2011, we had receivables from our manager of approximately $19,000.

As of March 31, 2012 we had prepaid management fees of approximately $0.3 million for services to be performed from April through June 2012.  A discount of 7% will be applied to the July 2012 payment.

Transactions with Other Related Parties

As of March 31, 2012 and December 31, 2011, we owned 538,178 common shares of VRM I, representing approximately 8.5%, of their total outstanding common stock for both periods.

As of March 31, 2012 and December 31, 2011, VRM I owned 537,078 of our common shares, representing approximately 4.2%, of our total outstanding common stock for both periods.

As of March 31, 2012, we had a payable to VRM I of approximately $5,000.  As of December 31, 2011, we had receivables from VRM I of approximately $0.1 million, primarily related to legal fees.

As of March 31, 2012 and December 31, 2011, Fund III owned 114,117 of our common shares, representing approximately 0.9% of our total outstanding common stock.

As of March 31, 2012, we had receivables from Fund III of approximately $10,000.  As of December 31, 2011, we had a payable to Fund III of approximately $13,000.

NOTE I — INVESTMENT IN MVP REALTY ADVISORS

Together with our Chairman and Chief Executive Officer, Michael Shustek, we have formed a Nevada limited liability company, MVP Realty Advisor, LLC (“MVPRA”).  MVPRA intends to act as the advisor to MVP Monthly Income Realty Trust, Inc., a recently formed Maryland corporation which was organized to invest in real estate and loans secured by real estate (“MVP Realty Trust “).  On April 16, 2012, MVP Realty Trust made its initial filing of a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of its common stock.  MVP Realty Trust will seek to qualify as a real estate investment trust (“REIT”).  Under the terms of a proposed Advisory Agreement between MVPRA and MVP Realty Trust, MVPRA will be entitled to certain fees for advisory and other management services rendered to MVP Realty Trust.

During March 2012 and April 2012, we contributed $15,000 and $1,000, respectively, for interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  The Company and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time.

Under the terms of the Operating Agreement which will govern MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA.

VRTB’s participation in MVPRA was approved by the independent members of the VRTB Board of Directors.

NOTE J — NOTES RECEIVABLE

During January 2012 we, VRM I and Fund III rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $3.0 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $1.0 million was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of approximately $0.8 million was recorded as a loan allowance as of March 31, 2012 and was reclassified to note receivable during April, 2012.

During February 2012 we, VRM I and Fund III received a payment in full for the first on one of our existing loans and a partial payment on the second.  The remaining balance, which was fully allowed for, of approximately $1.3 million has been moved to notes receivable and remains fully allowed for.  In March 2012 a payment of approximately $50,000 was received.

On February 29, 2012, we made a loan to TNP Strategic Retail Operating Partnership, LP, a Delaware limited-partnership, in the amount of $1,040,000 evidenced by a promissory note (“Note”) and secured by the separate and unconditional guaranty (“Guaranty”) of TNP Strategic Retail Trust, Inc., a Maryland corporation (“TNP Trust”).  The unpaid principal balance on the Note is to bear interest at a rate of 9.00% per annum until May 31, 2012, at which time the loan matures.  The Guaranty is secured by an absolute assignment to VRTB of all of TNP Trust’s right, title and interest in and to 25% of all net proceeds received by TNP Trust in connection with TNP Trust’s public offering of stock after payment of sales commission, fees and expenses payable in connection therewith.

NOTE K — FAIR VALUE

As of March 31, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/2012	Carrying Value on Balance Sheet at 03/31/2012
Assets
Investment in marketable securities - related party	$597,000	$--	$--	$597,000	$597,000
Investment in notes receivable	$--	$--	$1,040,000	$1,040,000	$1,040,000
Investment in real estate loans	$--	$--	$22,010,000	$22,010,000	$22,950,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$30,646,000	$30,646,000	$31,777,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012:

Investment in real estate loans

Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(765,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	1,706,000
Reduction of allowance on real estate loans due to loan payment	139,000
New mortgage loans and mortgage loans acquired	4,996,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	4,187,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(10,669,000)
Collections and settlements of principal and sales of investment in real estate loans	(4,284,000)
Conversion of real estate loans to unsecured notes receivable	(4,187,000)
Temporary change in estimated fair value based on future cash flows	241,000
Balance on March 31, 2012, net of temporary valuation adjustment	$22,010,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011:

	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
New mortgage loans and mortgage loans acquired	1,453,000	--
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(37,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Temporary change in estimated fair value based on future cash flows	(81,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on March 31, 2011, net of temporary valuation adjustment	$2,779,000	$(1,320,000)

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000
Payment on secured borrowings	--

Balance on March 31, 2011, net of temporary valuation adjustment	$1,088,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, VRM II adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, VRM II adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

Issued

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

For additional information, see Note N – Legal Matters Involving the Company

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

NOTE O— SUBSEQUENT EVENTS

During April 2012, we contributed $1,000 for interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.

During January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we, VRM I and Fund III received payments of approximately $543,000, $711,000 and $114,000, respectively, during April 2012.

During May 2012, we, VRM I and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $46,000. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an investment under the equity method from the date of this foreclosure. The property will be held for sale.

During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We, VRM I and Fund III received approximately $1.2 million for this loan of which or portion was approximately $1.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans continue to suffer from depressed conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the three months ended March 31, 2012 and 2011, we funded three and one loans, repectively, totaling approximately $5.0 million and approximately $1.5 million, respectively.  As of March 31, 2012, our loan-to-value ratio was 63.3%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of March 31, 2012, we have provided a specific reserve allowance for four non-performing loans and four performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2012, our loans were in the following states: Arizona, California, Colorado, Nevada, Ohio, Oregon, Texas and Utah.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2012, to the three months ended March 31, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$268,000	$499,000	$(231,000)	(46%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	139,000	--	139,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	61,000	--	61,000	100%
Other Income	--	6,000	(6,000)	(100%)
Total	$468,000	$505,000	$(37,000)	(7%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  First quarter 2011 revenue is higher than 2012 due to loans which were modified, paid off or collateral released starting in the second quarter 2011.  We have experienced an increase in new lending activity in the second half of 2011 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first quarter 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.

For additional information see Note D – Investments in Real Estate Loans and Note J - Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$274,000	$274,000	$--	--
Provision for loan loss	765,000	--	765,000	100%
Interest expense	--	68,000	(68,000)	(100%)
Professional fees	252,000	305,000	(53,000)	(17%)
Consulting fees	53,000	35,000	18,000	51%
Insurance	73,000	82,000	(9,000)	(11%)
Other	67,000	79,000	(12,000)	(14%)
Total	$1,484,000	$843,000	$641,000	76%

Operating expenses were 76% higher during the three months ended March 31, 2012 largely as a result of a provision for loan losses that did not occur during the three months ended March 31, 2011.  Interest expense decreased during the three months ended March 31, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have decreased due to a significant decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income (loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$1,000	$2,000	$(1,000)	(50%)
Gain on sale of marketable securities	15,000	--	15,000	100%
Settlement expense	(22,000)	--	(22,000)	(100%)
Total	$(6,000)	$2,000	$(8,000)	(400%)

During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $22,000.  There were no such comparable expenses in the three months ended March 31, 2011.  The purchase and subsequent sale of marketable securities occurred during the three months ended March 31, 2012 resulting in a gain of approximately $15,000.  No such transaction occurred in the three months ended March 31, 2011.

See Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$10,000	$--	$10,000	100%
Expenses related to real estate held for sale	(554,000)	(226,000)	(328,000)	145%
Expenses related to real estate held for sale – related party	--	(46,000)	46,000	100%
Income from Assets Held for Sale, net of income taxes	--	286,000	(286,000)	(100%)
Total	$(544,000)	$14,000	$(558,000)	(3986%)

During the three months ended March 31, 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  Expenses related to real estate held for sale increased due to property acquired during the three months ended March 31, 2012. In addition, we received income from assets held for sale during the three months ended March 31, 2011 and did not have similar income in 2012.

See Note F — Real Estate Held For Sale and Note G – Other Real Estate Owned of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2012, net cash flows used in operating activities were approximately $1.3 million.  Operating cash flows were adversely impacted by the payment of accounts payable for asset held for sale of approximately $0.3 million which mainly consisted of payment of legal bills and operating expenses.  In addition, operating cash flows were adversely impacted by prepaid management fees of approximately $0.3 million in 2012 compared to 2011.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $5.0 million, an investment in MVP Realty Advisors of $15,000 and an increase in notes receivable of approximately $1.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $4.3 million and proceeds from notes receivable of approximately $11,000.  Cash flows from financing activities consisted of cash used for payments on notes payable of approximately $25,000.

At March 31, 2012, we had approximately $6.1 million in cash, $0.6 million in marketable securities – related party and approximately $97.5 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During April 2012, we contributed $1,000 for interest in MVP Realty Advisors and expect to contribute additional funds however we cannot currently estimate the additional funds that will be contributed in the future.

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

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  As of March 31, 2012 and December 31, 2011, we had a total of 189,378 shares of treasury stock carried on our books at cost totaling approximately $0.2 million.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 15, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 0% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 22 real estate loans, as of March 31, 2012, with a balance of approximately $43.9 million as compared to investments in 24 real estate loans as of December 31, 2011, with a balance of approximately $58.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$540,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,702,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$5,405,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(540,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,702,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(5,405,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$439,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$2,194,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$4,388,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(439,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(2,194,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(4,388,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager and Vestin Originations and Advant generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held for Sale and Other Real Estate Owned

Real estate held for sale and other real estate owned includes real estate acquired through foreclosure or deed in lieu and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note L – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2012, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
January 1 – January 31, 2012	--	$--	--	$2,461,802
February 1 – February 29, 2012	--	--	--	2,461,802
March 1 – March 31, 2012	--	--	--	2,461,802

Total	--	$--	--	$2,461,802

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4 (4)	Junior Subordinated Indenture
4.5 (8)	Letter Agreement dated November 7, 2008 pertaining to Junior Subordinated Indenture
4.6 (9)	First Supplemental Indenture dated of February 3, 2009 pertaining to Junior Subordinated Indenture
4.7 (9)	Letter Agreement dated March 25, 2009 pertaining to Junior Subordinated Indenture
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 27, 2007 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 000-51892)
(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 26, 2009 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(13)	Incorporated herein by reference to the Current Report on Form 10-K filed on March 16, 2012 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 15, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	May 15, 2012

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

Date: May 15, 2012

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

Date: May 15, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: May 15, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.