Form 10-Q
period 2012-06-30
Vestin Realty Mortgage II, Inc
filed 2012-08-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  [   ]    No   [X]

As of August 14, 2012, there were 12,531,405 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$3,271,000	$9,226,000
Investment in marketable securities - related party	501,000	592,000
Interest and other receivables, net of allowance of $2,505,000 at June 30, 2012 and $5,468,000 at December 31, 2011	20,000	14,000
Notes receivable, net of allowance of $24,465,000 at June 30, 2012 and $17,250,000 at December 31, 2011	--	--
Real estate held for sale	9,171,000	10,767,000
Other real estate owned	8,963,000	--
Investment in real estate loans, net of allowance for loan losses of $6,804,000 at June 30, 2012 and $26,247,000 at December 31, 2011	28,132,000	31,777,000
Due from related parties	89,000	110,000
Investment in MVP Realty Advisors	32,000	--
Other assets	288,000	149,000

Total assets	$50,467,000	$52,635,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$661,000	$753,000
Note payable	171,000	25,000
Deferred gain on sale of HFS	38,000	102,000

Total liabilities	870,000	880,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 189,378 shares at June 30, 2012 and 189,378 shares at December 31, 2011	(190,000)	(190,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,720,783 shares issued and 12,531,405 outstanding at June 30, 2012 and 12,720,783 shares issued and 12,531,405 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	270,983,000	271,005,000
Accumulated deficit	(221,115,000)	(219,070,000)
Accumulated other comprehensive income	(82,000)	9,000
Total stockholders’ equity	49,597,000	51,755,000

Total equity	49,597,000	51,755,000

Total liabilities and equity	$50,467,000	$52,635,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenues
Interest income from investment in real estate loans	$313,000	$258,000	$581,000	$757,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,099,000	35,000	1,236,000	35,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	85,000	92,000	148,000	98,000
Total revenues	1,497,000	385,000	1,965,000	890,000

Operating expenses
Management fees - related party	274,000	274,000	549,000	549,000
Provision for loan loss	--	--	765,000	--
Interest expense	--	50,000	--	119,000
Professional fees	335,000	394,000	587,000	699,000
Consulting	58,000	35,000	112,000	66,000
Insurance	73,000	82,000	146,000	157,000
Other	50,000	51,000	116,000	140,000
Total operating expenses	790,000	886,000	2,275,000	1,730,000

Income (loss) from operations	707,000	(501,000)	(310,000)	(840,000)

Non-operating income (loss)
Interest income from banking institutions	--	2,000	1,000	5,000
Recovery from settlement with loan guarantor	543,000	--	543,000	--
Gain on sale of marketable securities	--	--	15,000	--
Discounted professional fees	--	1,600,000	--	1,600,000
Settlement expense	(22,000)	--	(44,000)	--
Total non-operating income, net	521,000	1,602,000	515,000	1,605,000

Provision for income taxes	--	--	--	--

Income from continuing operations	1,228,000	1,101,000	205,000	765,000

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	2,000	10,000	12,000	10,000
Expenses related to real estate held for sale	(289,000)	(127,000)	(842,000)	(399,000)
Write-downs on real estate held for sale	(1,420,000)	(612,000)	(1,420,000)	(612,000)
Income from Hawaiian cemeteries and mortuaries, net of income taxes	--	591,000	--	877,000
Total loss from discontinued operations	(1,707,000)	(138,000)	(2,250,000)	(124,000)

Net income (loss)	(479,000)	963,000	(2,045,000)	641,000
Allocation to noncontrolling interest – related party	--	225,000	--	333,000
Net income (loss) attributable to common stockholders	$(479,000)	$738,000	$(2,045,000)	$308,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	0.10	0.08	0.01	0.06
Discontinued operations	(0.14)	(0.02)	(0.17)	(0.04)
Total basic and diluted income (loss) per weighted
average common share	$(0.04)	$0.06	$(0.16)	$0.02

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	12,531,405	13,139,513	12,531,405	13,139,513

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Net income (loss)	$(479,000)	$963,000	$(2,045,000)	$641,000

Unrealized holding loss on available-for-sale securities – related party	(97,000)	361,000	(91,000)	128,000
Unrealized gain on marketable securities on assets held for sale	--	--	--	1,058,000

Comprehensive income (loss)	(576,000)	1,324,000	(2,136,000)	1,827,000
Net (income) loss attributable to noncontrolling interest	--	(225,000)	--	(333,000)

Comprehensive income (loss) attributable to Vestin Realty Mortgage II, Inc.	$(576,000)	$1,099,000	$(2,136,000)	$1,494,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Stockholders' Equity at December 31, 2011	189,378	$(190,000)	12,531,405	$1,000	$271,005,000	$(219,070,000)	$9,000	$51,755,000

Net Loss						(2,045,000)		(2,045,000)

Unrealized Loss on Marketable Securities – Related Party							(91,000)	(91,000)

Comprehensive Loss								(2,136,000)

Purchase treasury stock					(22,000)			(22,000)

Stockholders' Equity at June 30, 2012 (Unaudited)	189,378	$(190,000)	12,531,405	$1,000	$270,983,000	$(221,115,000)	$(82,000)	$49,597,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Six Months Ended
	06/30/2012	06/30/2011
Cash flows from operating activities:
Net income (loss)	$(2,045,000)	$308,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	(148,000)	(91,000)
Gain related to recovery of allowance for loan loss	(1,236,000)	(35,000)
Gain related to recovery from settlement with loan guarantor	(543,000)	--
Provision for loan loss	765,000	--
Gain on sale of real estate held for sale	(12,000)	--
Gain on sale of marketable securities	(15,000)	--
Amortized interest income	--	(26,000)
Provision for doubtful accounts related to receivable included in other expense	--	559,000
Write-downs on real estate held for sale	1,420,000	612,000
Change in operating assets and liabilities:
Interest and other receivables	(6,000)	1,498,000
Assets held for sale, net of liabilities	--	156,000
Due to/from related parties	21,000	639,000
Deferred gain on sale of HFS	(64,000)	--
Other assets	153,000	106,000
Accounts payable and accrued liabilities	(93,000)	(3,519,000)
Net cash provided by (used in) operating activities	(1,803,000)	207,000

Cash flows from investing activities:
Investments in real estate loans	(19,881,000)	(1,453,000)
Proceeds from loan payoffs	12,697,000	71,000
Sale of investments in real estate loans to
related parties	--	100,000
third parties	2,307,000	600,000
Proceeds from notes receivable	148,000	91,000
Proceeds from settlement from loan guarantor	543,000	--
Investment in MVP Realty Advisors	(32,000)	--
Proceeds from sale of real estate held for sale	207,000	--
Proceeds on nonrefundable extension fees on real estate held for sale	12,000	--
Purchase of marketable securities	(1,011,000)	--
Purchase of marketable securities – related party	--	(6,000)
Sale of marketable securities	1,026,000	--
Net cash used in investing activities	(3,984,000)	(597,000)

Cash flows from financing activities:
Principal payments on notes payable	(146,000)	(76,000)
Purchase of treasury stock	(22,000)	--
Distributions to holder of noncontrolling interest – related party	--	(213,000)
Net cash used in financing activities	(168,000)	(289,000)

NET CHANGE IN CASH	(5,955,000)	(679,000)

Cash and cash equivalents, beginning of period	9,226,000	7,884,000

Cash and cash equivalents, end of period	$3,271,000	$7,205,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)
	For the Six Months Ended
	06/30/2012	06/30/2011

Supplemental disclosures of cash flows information:
Interest paid	$--	$119,000

Non-cash investing and financing activities:
Transfer of fully allowed interest receivable and related allowance to real estate held for sale	$2,334,000	$--
Transfer of fully allowed interest receivable to notes receivable	$907,000	$--
Investments in real estate loans and related allowances transferred to note receivable	$6,642,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$32,000	$160,000
Note payable relating to prepaid D & O insurance	$219,000	$219,000
Unrealized gain on marketable securities of assets held for sale	$--	$1,058,000
Other real estate owned acquired through deed in lieu, net of prior allowance	$8,963,000	$--
Retirement of treasury stock	$22,000	$--
Unrealized gain (loss) on marketable securities - related party	$(91,000)	$128,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of June 30, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended June 30, 2012 and 2011.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, the our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan will become effective on the third business day following the earlier of (i) completion of the proposed acquisition by the Company of VRM I in a stock for stock merger pursuant to a definitive merger agreement dated May 30, 2012 (the “Merger Agreement”), (ii) a vote by our shareholders or VRM I to reject the proposed Merger or (iii) termination of the Merger Agreement by VRM I.  The 10b5-1 Plan will terminate twelve months after its effective date, unless terminated sooner in accordance with its terms. Purchases may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan. Purchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Company is authorized to purchase up to $5,200,000 of its common stock pursuant to the 10b5-1 Plan.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of June 30, 2012, approximately 55% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the June 30, 2011 consolidated financial statements have been reclassified to conform to the June 30, 2012 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, TRS II, our wholly owned subsidiary, and HFS, in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and HFS was the primary beneficiary through December 1, 2011. Intercompany balances and transactions have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2012 and December 31, 2011, we had no funds in excess of the federally-insured limits.  Additionally as of December 31, 2011, the assets held for sale included no cash deposits held in excess of federally insured limits.

As of June 30, 2012, 56% and 23% of our loans were in Nevada and California respectively, compared to 36%, 28%, 19%, and 15% in Nevada, Arizona, Texas, and California, at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 38% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Nevada and California, with a first lien position on the California loan and one of the Nevada loans, and a second lien position on the second Nevada loan.  Their interest rates are between 8% and 15%, and the aggregate outstanding balance is approximately $13.2 million.  As of June 30, 2012, our largest loan, totaling approximately $7.2 million, is secured by property located in California, is a non-performing loan with an interest rate of 11%, and is a result of troubled debt restructuring.  Through March 25, 2011, interest was being paid monthly at 6% and deferred at 5%.  Effective March 25, 2011, the total interest was being fully deferred until March 2012. As of August 14, 2012 the loan has matured however the balance due continues to be outstanding.  Our manager is in negotiations to attempt to remediate the non-performing status of this loan.   See “Troubled Debt Restructuring” and “Non-Performing Loans” in Note D – Investments in Real Estate Loans. One of the loans secured by property located in Nevada has an interest rate of 15%, was considered non-performing, and has been fully reserved.  The second loan secured by property in Nevada has an interest rate of 8% and is considered performing.    At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates ranged between 8% and 15%, and the aggregate outstanding balance was approximately $30.7 million.

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

Common Guarantors

As of June 30, 2012 and December 31, 2011, two and four loans, respectively, totaling approximately $3.5 and $11.0 million, respectively, had a common guarantor.  These loans represented approximately 10.0% and 19.0%, respectively, of our portfolio’s total value as of June 30, 2012 and December 31, 2011.  All two and four loans, respectively, were considered performing as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31 2011, six and nine loans totaling approximately $7.6 million and $6.2 million, respectively, representing approximately 21.9% and 10.7%, respectively, of our portfolio’s total value, had a common guarantor.  At June 30, 2012 and December 31, 2011 all loans were considered performing.

As of June 30, 2012 three loans totaling approximately $5.8 million representing approximately 16.5% of our portfolio’s total value had a common guarantor.  As of June 30, 2012 all three loans were considered performing.

For additional information regarding non-performing loans discussed above, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2012 and December 31, 2011, we had two and no investments in real estate loans, respectively, that had interest reserves.

Loan Portfolio

As of June 30, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 4.5% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2012, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	18	$24,254,000	9.75%	69.42%	70.90%
Land	3	10,682,000	10.74%	30.58%	58.13%
Total	21	$34,936,000	10.06%	100.00%	66.45%

Investments in real estate loans as of December 31, 2011, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	1	$385,000	8.00%	0.66%	61.41%
Commercial	19	40,050,000	10.97%	69.02%	71.43%
Construction	1	6,656,000	8.00%	11.47%	89.49%
Land	3	10,933,000	10.75%	18.85%	64.15%
Total	24	$58,024,000	10.57%	100.00%	71.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2012 and December 31, 2011, was 10.06% and 6.79%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2012, and December 31, 2011:

Loan Type	Number of Loans	June 30, 2012 Balance*	Portfolio Percentage	Number of Loans	December 31, 2011 Balance*	Portfolio Percentage
First deeds of trust	19	$31,017,000	88.78%	18	$28,684,000	49.43%
Second deeds of trust	2	3,919,000	11.22%	6	29,340,000	50.57%
Total	21	$34,936,000	100.00%	24	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2012:

Non-performing and past due loans	$12,900,000
July 2012 – September 2012	6,176,000
October 2012 – December 2012	3,161,000
January 2013 – March 2013	1,842,000
April 2013 – June 2013	9,615,000
Thereafter	1,242,000

Total	$34,936,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$1,343,000	3.84%	$16,108,000	27.76%
California	7,869,000	22.52%	8,564,000	14.76%
Colorado	--	--	895,000	1.54%
Michigan	2,159,000	6.18%	--	--
Nevada	19,605,000	56.12%	21,114,000	36.39%
New York	250,000	0.72%	--	--
Ohio	323,000	0.92%	323,000	0.56%
Oregon	--	--	46,000	0.08%
Texas	1,307,000	3.74%	10,974,000	18.91%
Utah	2,080,000	5.96%	--	--
Total	$34,936,000	100.00%	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$34,936,000	$58,024,000
Less:
Allowance for loan losses (a)	(6,804,000)	(26,247,000)
Balance per consolidated balance sheets	$28,132,000	$31,777,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2012, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $7.7 million, net of allowance for loan losses of approximately $5.3 million, which does not include the allowances of approximately $1.6 million relating to performing loans as of June 30, 2012.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of August 15, 2012, these loan balances have not been charged off.

At June 30, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2012	Allowance for Loan Losses	Net Balance at June 30, 2012
Commercial	2	$5,700,000	$(5,250,000)	$450,000
Land	1	7,200,000	--	7,200,000
Total	3	$12,900,000	$(5,250,000)	$7,650,000

At December 31, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011
Commercial	4	$22,114,000	$(19,570,000)	$2,544,000
Land	1	7,450,000	--	7,450,000
Total	5	$29,564,000	$(19,570,000)	$9,994,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 77%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$7,200,000	$--	$7,200,000
Non-performing loans – related allowance	5,700,000	(5,250,000)	450,000
Subtotal non-performing loans	12,900,000	(5,250,000)	7,650,000

Performing loans – no related allowance	18,919,000	--	$18,919,000
Performing loans – related allowance	3,117,000	(1,554,000)	1,563,000
Subtotal performing loans	22,036,000	(1,554,000)	20,482,000

Total	$34,936,000	$(6,804,000)	$28,132,000

	As of December 31, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	29,564,000	(19,570,000)	9,994,000
Subtotal non-performing loans	29,564,000	(19,570,000)	9,994,000

Performing loans – no related allowance	17,064,000	--	17,064,000
Performing loans – related allowance	11,396,000	(6,677,000)	4,719,000
Subtotal performing loans	28,460,000	(6,677,000)	21,783,000

Total	$58,024,000	$(26,247,000)	$31,777,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances
As of June 30, 2012, we have provided a specific reserve allowance for two non-performing loans and two performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2012 and 2011 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 6/30/2012
Commercial	$22,392,000	$765,000	$(13,567,000)	$--	$(3,670,000)	$5,920,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$765,000	$(13,567,000)	$--	$(6,641,000)	$6,804,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation *	Sales, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 6/30/2011
Commercial	$27,487,000	$--	$(33,000)	$(1,414,000)	$(3,940,000)	$22,100,000
Construction	5,646,000	--	--	--	(2,736,000)	2,910,000
Land	424,000	--	--	--	--	424,000
Total	$33,557,000	$--	$(33,000)	$(1,414,000)	$(6,676,000)	$25,434,000

Troubled Debt Restructuring

As of June 30, 2012 and December 31, 2011, we had three and seven loans, totaling approximately $11.1 million and $30.8 million, respectively, which met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been four loans that became TDR loans and all remain performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance
Commercial	2	$3,919,000	1	$669,000	1	$3,250,000
Land	1	7,200,000	--	--	1	7,200,000
Total	3	$11,119,000	1	$669,000	2	$10,450,000

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance
Commercial	5	$16,740,000	3	$2,821,000	2	$13,919,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,845,000	5	$16,926,000	2	$13,919,000

•
Commercial – As of June 30, 2012 and December 31, 2011, we had 18 and 19 commercial loans, respectively, three and five of which, respectively, were modified pursuant to TDR.  During January 2012, our one TDR construction loan was modified into a new loan which reduced the principal balance from approximately $7.3 million, of which our portion was approximately $6.7 to the carrying value of approximately $4.0 million in total, of which our portion is approximately $3.7 million.  Subsequent to the loan modification we sold approximately $1.6 million of our loan to third parties.  The interest rate was changed from 3% paid and 5% accruing monthly to 7% paid monthly.  The accrued interest balance of approximately $1.0 million, of which our portion is approximately $1.0 million, was reclassified as a notes receivable.  During April 2012 this loan was paid in full and the second deed of trust, which was another TDR loan, was reclassified as a notes receivable   For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note J – “Notes Receivable”.

•	Construction – As of December 31, 2011, we had one construction loan modified pursuant to TDR. During January 2012, we restructured the loan into a new loan which is a commercial loan.

•
Land – As of June 30, 2012 and December 31, 2011, we had one land loan modified pursuant to TDR.  Through March 25, 2011, interest payment was being paid monthly at 6% and deferred at 5% on this loan.  Effective March 25, 2011, the total interest was being fully deferred until June 30. As of March 25, 2012 the loan has matured, however the balance due continues to be outstanding.  Our manager is in negotiations to attempt to remediate the non-performing status of this loan.  See “Non-Performing Loans” in Note D – Investments in Real Estate Loans.

Extensions

As of June 30, 2012, our manager had granted extensions on seven outstanding loans totaling approximately $20.5 million of which our portion was approximately $17.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, three of the eight loans had become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at June 30, 2012, of $13.9 million, of which our portion is $12.9 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

As of June 30, 2012 and December 31, 2011, we owned 538,178 shares of VRM I’s common stock, representing approximately 8.50% of the total outstanding shares. The closing price of VRM I’s common stock on June 30, 2012, was $0.93 per share.

During the three months ended June 30, 2012, the trading price for VRM I’s common stock ranged from $0.90 to $1.49 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

During January 2012, we purchased 60,000 shares of Annaly Capital Management Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.  During February 2012, we sold all of our shares for a gain of $15,000.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2012, we held seven properties with a total carrying value of approximately $10.3 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

During May 2012, we, VRM I and Fund III foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $46,000. The property includes 23 cottage units in a retirement community located in Eugene, Oregon.

During April 2012, we, VRM I and Fund III sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.2 million.  This transaction resulted in a net gain for us of approximately $2,000.  A consultation fee of approximately $17,000 was paid to our manager.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE G — OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  Our subsidiary, 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property. Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the six months ended June 30, 2012 and 2011 were $0.5 million, during each period.

As of June 30, 2012 and December 31, 2011, our manager owned 92,699 of our common shares, representing approximately 0.74% of our total outstanding common stock for both periods.

As of June 30, 2012 and December 31, 2011, we had receivables from our manager of approximately $19,000.

During January 2012, we paid our manager approximately $550,000 of management fees for services to be performed from January through June 2012.  As of June 30, 2012 there is no prepaid balance.  A discount of 7% will be applied to the July 2012 payment.

Integrated Financial Associates, Inc. (“IFA”) entered into an Intercreditor Agreement (“Intercreditor Agreement”) with us in connection with a note of $23.1 million (the “Note”) of which our portion was $3.0 million. Pursuant to the Intercreditor Agreement, in the event that our interest in the Note was not repaid in full, IFA would be responsible to pay a monthly fee equal to one percent of the unpaid amount plus interest at the rate of 15% per annum. We are to receive the 15% interest per annum and our Manager has a claim to the monthly fee equal to one percent of the unpaid amount which is $3.0 million. IFA breached the Intercreditor Agreement and we obtained, on November 9, 2010, a judgment against IFA in the amount of approximately $4.0 million, plus, among other things, additional monthly fees and default interest. During March 2011, IFA filed a Chapter 11 bankruptcy petition. During May 2012, we entered into a Purchase and Sale Agreement (“Sale Agreement”) with TPKT, LLC (“TPKT”), owned by certain principals of IFA, whereby we agreed to assign our interest in the claim and judgment in exchange for $1,050,000 and the first $1,250,000 plus certain other amounts received on our portion of the Note. Currently the loan is in default and there is pending litigation between the borrower and the borrower's seller KB Homes where in teh borrower seeks a recission of its purchase of the property from KB Homes.  During May 2012, the outstanding fee due to our Manager was approximately $1.6 million. In order to resolve our Manager’s claim, our Manager received $500,000 in connection with the purchase by TPKT and waived any right to receive any amounts paid on our portion of the Note.

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of a VRM I, Fund III and our REO property.

Transactions with Other Related Parties

As of June 30, 2012 and December 31, 2011, we owned 538,178 common shares of VRM I, representing approximately 8.5% of their total outstanding common stock for both periods.

As of June 30, 2012 and December 31, 2011, VRM I owned 537,078 of our common shares, representing approximately 4.3% of our total outstanding common stock for both periods.

As of June 30, 2012 and December 31, 2011, we had receivables from VRM I of approximately $20,000 and $0.1 million, primarily related to legal fees.

As of December 31, 2011, Fund III owned 114,117 of our common shares, representing approximately 0.9% of our total outstanding common stock.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares from Fund III.

As of June 30, 2012, we had receivables from Fund III of approximately $12,000.  As of December 31, 2011, we had a payable to Fund III of approximately $13,000.

NOTE I — INVESTMENT IN MVP REALTY ADVISORS

Together with MVP Capital Partners LLC which is owned by our Chairman and Chief Executive Officer, Michael Shustek, we have formed a Nevada limited liability company, MVP Realty Advisors, LLC (“MVPRA”).  MVPRA intends to act as the advisor to MVP REIT, Inc., a recently formed Maryland corporation which was organized to invest in real estate and loans secured by real estate (“MVP Realty Trust “).  On April 16, 2012, MVP Realty Trust made its initial filing of a registration statement with the Securities and Exchange Commission and has subsequently filed amendments in connection with a proposed public offering of its common stock.  MVP Realty Trust will seek to qualify as a real estate investment trust (“REIT”).  Under the terms of a proposed Advisory Agreement between MVPRA and MVP Realty Trust, MVPRA will be entitled to certain fees for advisory and other management services rendered to MVP Realty Trust.

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of June 30, 2012, we and MVPCP have loaned approximately $31,000 and approximately $0.6 million, respectively to MVPRA related to MVP REIT, Inc.

Under the terms of the Operating Agreement which will govern MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA.

Our participation in MVPRA was approved by the independent members of our Board of Directors.

NOTE J — NOTES RECEIVABLE

During January 2012 we, VRM I and Fund III rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $3.0 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $1.0 million was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of approximately $0.8 million was recorded as a loan allowance as of June 30, 2012 and was reclassified to note receivable during April, 2012.

During April 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $33,000.  As of June 30, 2012 the balance is approximately $0.6 million.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $50,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $3,000.  As of June 30, 2012 the balance is approximately $1.2 million.

On February 29, 2012, we made a loan to TNP Strategic Retail Operating Partnership, LP, a Delaware limited-partnership, in the amount of $1,040,000 evidenced by a promissory note (“Note”) and secured by the separate and unconditional guaranty (“Guaranty”) of TNP Strategic Retail Trust, Inc., a Maryland corporation (“TNP Trust”).  The unpaid principal balance on the Note bore interest at a rate of 9.00% per annum until May 31, 2012, at which time the loan matured.  The Guaranty was secured by an absolute assignment to VRM II of all of TNP Trust’s right, title and interest in and to 25% of all net proceeds received by TNP Trust in connection with TNP Trust’s public offering of stock after payment of sales commission, fees and expenses payable in connection therewith.  This loan was paid in full on May 17, 2012.

NOTE K — FAIR VALUE

As of June 30, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2012	Carrying Value on Balance Sheet at 06/30/2012
Assets
Investment in marketable securities - related party	$501,000	$--	$--	$501,000	$501,000
Investment in real estate loans	$--	$--	$27,976,000	$27,976,000	$28,132,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$30,646,000	$30,646,000	$31,777,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012:

Investment in real estate loans

Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(765,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	1,720,000
Reduction of allowance on real estate loans due to loan payments	1,238,000
Reduction of allowance on real estate loans following settlement of loan	11,565,000
New mortgage loans and mortgage loans acquired	23,566,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	5,685,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(10,715,000)
Collections and settlements of principal and sales of investment in real estate loans	(15,004,000)
Reduction of loan balance following settlement of loan	(11,565,000)
Conversion of real estate loans to unsecured notes receivable	(9,370,000)
Temporary change in estimated fair value based on future cash flows	975,000

Balance on June 30, 2012, net of temporary valuation adjustment	$27,976,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011:
	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
New mortgage loans and mortgage loans acquired	1,453,000	--
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(771,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Temporary change in estimated fair value based on future cash flows	(10,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on June 30, 2011, net of temporary valuation adjustment	$27,136,000	$1,320,000

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000
Payment on secured borrowings	--

Balance on June 30, 2011	$1,088,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, VRM II adopted changes issued by the Financial Accounting Standards Board (FASB) to conform to existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

The Vestin Group and Fund III were defendants in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against Vestin Group and Fund III:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of Fund III, with the Court finding that Fund III was not part of the lease and, therefore, could not be held liable for damages.  The Manager is still involved in this civil action. Fund III is attempting to recover legal fees associated with this matter.  A judgment has been entered against Vestin Group in the amount of approximately $4.2 million.  Vestin Group has appealed this judgment.

VRM II, Vestin Mortgage and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

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

In July, 2012, we along with our Manager, VRMI, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the ARRA, Vestin was entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed that to mutually release each other from any claims and in lieu of such amounts due under the ARRA, within ten (10) business days after the later of (a) the Successor Trustee Huntington's receipt of the First Tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, of approximately $0.1 million shall be disbursed from the First Tranche of TRM Proceeds to Vestin.  All other amounts payable under the ARRA were assigned to the Rightstar Trusts and the Successor Trustee Huntington all rights, obligations and claims Vestin has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  Vestin also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawai'i (the "Maui Property Proceeds"). Finally Vestin agreed to purchase all 447,226 shares in Vestin Fund II, LLC currently owned by the Rightstar trusts for $1.40 per share , which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  Our subsidiary, 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property. Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

NOTE O — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the six months ended:

	6/30/2012	6/30/2011
Current taxes
Federal	--	--
State	--	--
Total current taxes	--	--
Change in deferred taxes	762,000	--
Change in valuation allowance	(762,000)	--

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2012:

Deferred tax assets:
Provision for loan losses	$2,313,000
Write down on real estate held for sale	3,852,000
Recovery of allowance for doubtful notes receivable	5,332,000
Unrealized (gain) loss on marketable securities - related party	998,000
Net operating loss carry forward	63,033,000
Total deferred tax assets	75,528,000
Valuation allowance	$(75,528,00)
Deferred tax assets, net of valuation allowance	--

The effective tax rate used for calculation of the deferred taxes as of June 30, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $75,528,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carry forward timing differences.

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

NOTE P— SUBSEQUENT EVENTS

In July, 2012, we along with our Manager, VRMI, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the ARRA, Vestin was entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed that to mutually release each other from any claims and in lieu of such amounts due under the ARRA, within ten (10) business days after the later of (a) the Successor Trustee Huntington's receipt of the First Tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, of approximately $0.1 million shall be disbursed from the First Tranche of TRM Proceeds to Vestin.  All other amounts payable under the ARRA were assigned to the Rightstar Trusts and the Successor Trustee Huntington all rights, obligations and claims Vestin has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  Vestin also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawai'i (the "Maui Property Proceeds"). Finally Vestin agreed to purchase all 447,226 shares in Vestin Fund II, LLC currently owned by the Rightstar trusts for $1.40 per share, which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

During the six months ended June 30, 2012, we funded twelve loans totaling approximately $19.9 million.  During the six months ended June 30, 2011, we funded one loan totaling approximately $1.5 million.  As of June 30, 2012, our loan-to-value ratio was 66.45%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of June 30, 2012, we have provided a specific reserve allowance for two non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of June 30, 2012, our loans were in the following states: Arizona, California, Michigan, New York, Nevada, Ohio, Texas and Utah.

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

We, along with VRM Merger Sub, Inc. (a subsidiary we wholly own) and VRM I announced on May 30, 2012 that we have entered into a definitive merger agreement pursuant to which VRM Merger Sub will merge with and into VRM I in a stock-for-stock merger, with VRM I surviving the transaction as our wholly owned subsidiary.  Under the terms of the transaction, which has been approved by the boards of directors of both companies, stockholders of VRM I (other than us) will receive a fixed ratio of 0.82 share of our common stock for each share of VRM I common stock they own.  If the transaction is approved by our shareholders and the shareholders of VRM I, upon closing, VRM I stockholders will own approximately 30% of our common stock.  Pursuant to the terms of the agreement, one member of the VRM I Board of Directors will replace an existing Director on our Board of Directors.  A proxy statement and registration statement relating to the stock to be issued by us in the proposed transaction will be filed with the SEC.  The transaction is subject to customary approvals and closing conditions and requires the approval of the VRM I stockholders (with respect to the merger) and our stockholders (with respect to the issuance of our common stock).

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended June 30, 2012, to the three months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$313,000	$258,000	$55,000	21%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,099,000	35,000	1,064,000	3040%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	85,000	92,000	(7,000)	(8%)
Total	$1,497,000	$385,000	$1,112,000	289%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011and first half of 2012 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first half of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million.

For additional information see Note D – Investments in Real Estate Loans and Note J - Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$274,000	$274,000	$--	--
Interest expense	--	50,000	(50,000)	(100%)
Professional fees	335,000	394,000	(59,000)	(15%)
Insurance	73,000	82,000	(9,000)	(11%)
Consulting	58,000	35,000	23,000	66%
Other	50,000	51,000	(1,000)	(2%)
Total	$790,000	886,000	(96,000)	(11%)

Operating expenses were 11% lower during the three months ended June 30, 2012 than during the same three months in 2011.  Interest expense decreased during the three months ended June 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have decreased due to a significant decrease in pending litigation.  Consulting fees have increased due to credit review by a third party.

Non-operating Income (Loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$2,000	$(2,000)	(100%)
Recovery from settlement with loan guarantor	543,000	--	543,000	100%
Discounted legal fees	--	1,600,000	(1,600,000)	(100%)
Settlement expense	(22,000)	--	(22,000)	(100%)
Total	$521,000	$1,602,000	$(1,081,000)	(67%)

During the three months ended June 30, 2012 we settled a lawsuit which resulted in an expense of approximately $22,000.  In addition, we received from plaintiff 14,374 shares of the company’s stock that is now held as treasury stock.  There were no such comparable expenses in the three months ended June 30, 2011.  During the three months ended June 30, 2011 we received approximately $1.6 million in discounts related to past legal bills.  There was no similar discount received in 2012.  In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012.

Discontinued Operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$2,000	$10,000	$(8,000)	(80%)
Expenses related to real estate held for sale	(289,000)	(127,000)	(162,000)	128%
Write down on real estate held for sale	(274,000)	(612,000)	338,000	(55%)
Income from assets held for sale, net of income taxes	--	591,000	(591,000)	(100%)
Total	$(561,000)	$(138,000)	$(423,000)	307%

Expenses related to real estate held for sale increased due to acquiring two properties during the six months ended June 30, 2012.  In addition, we received income from assets held for sale during the three months ended June 30, 2011 and did not have similar income in 2012.  During the three months ended June 30, 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2012, to the six months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$581,000	$757,000	$(176,000)	(23%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	236,000	35,000	201,000	574%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	1,691,000	98,000	1,593,000	1626%
Total	$2,508,000	$890,000	$1,618,000	182%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first half of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million.

For additional information see Note D – Investments in Real Estate Loans and Note J - Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$549,000	$549,000	$--	--
Provision for loan loss	765,000	--	765,000	100%
Interest expense	--	119,000	(119,000)	(100%)
Professional fees	587,000	699,000	(112,000)	(16%)
Consulting fees	112,000	66,000	46,000	70%
Insurance	146,000	157,000	(11,000)	(7%)
Other	117,000	140,000	(23,000)	(16%)
Total	$2,276,000	$1,730,000	$546,000	32%

Operating expenses were 32% higher during the six months ended June 30, 2012 largely as a result of a provision for loan losses that did not occur during the six months ended June 30, 2011.  Interest expense decreased during the six months ended June 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have decreased due to a significant decrease in pending litigation.  Consulting fees have increased due to credit review by a third party.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$1,000	$5,000	$(4,000)	(80%)
Recovery from settlement with loan guarantor	543,000	--	543,000	100%
Gain on sale of marketable securities	15,000	--	15,000	100%
Discounted professional fees	--	1,600,000	(1,600,000)	(100%)
Settlement expense	(44,000)	--	(44,000)	(100%)
Total	$515,000	$1,605,000	$(1,090,000)	(68%)

During the six months ended June 30, 2012 we settled two lawsuits resulted in an expense of approximately $44,000.  In addition, we received from plaintiff 14,374 shares of the company’s stock that is now held as treasury stock.  The purchase and subsequent sale of marketable securities occurred during the six months ended June 30, 2012, resulting in a gain of approximately $15,000.  No such transactions occurred in the six months ended June 30, 2011.  During the six months ended June 30, 2011 we received approximately $1.6 million in discounts related to past legal bills.  There was no similar discount received in 2012.  In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012.

Discontinued Operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$12,000	$10,000	$2,000	20%
Expenses related to real estate held for sale	(842,000)	(399,000)	(443,000)	(111%)
Write-downs on real estate held for sale	(274,000)	(612,000)	338,000	55%
Income from assets held for sale, net of income taxes	--	877,000	(877,000)	(100%)
Total	$(1,104,000)	$(124,000)	$(980,000)	(790%)

Expenses related to real estate held for sale increased due to acquiring two properties during the six months ended June 30, 2012.  In addition, we received income from assets held for sale during the six months ended June 30, 2011 and did not have similar income in 2012.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2012, net cash flows used in operating activities were approximately $1.8 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $20.0 million and an investment in MVP Realty Advisors of $32,000. In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $15.0 million, proceeds from the sale of REO and nonrefundable extension fees on REO of approximately $0.2 million, proceeds of $0.5 million from unsecured claims awarded from settlement with guarantor and proceeds from notes receivable of approximately $0.1 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $0.1 million and purchase of 14,374 shares of treasury stock from a plaintiff in a lawsuit.

At June 30, 2012, we had approximately $3.3 million in cash, $0.5 million in marketable securities – related party and approximately $50.5 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of June 30, 2012, we and MVPCP have loaned approximately $31,000 and approximately $0.6 million, respectively to MVPRA related to MVP REIT, Inc.

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

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan will become effective on the third business day following the earlier of (i) completion of the proposed acquisition by the Company of VRM I in a stock for stock merger pursuant to a definitive merger agreement dated May 30, 2012 (the “Merger Agreement”), (ii) a vote by our shareholders or VRM I to reject the proposed Merger or (iii) termination of the Merger Agreement by VRM I.  The 10b5-1 Plan will terminate twelve months after its effective date, unless terminated sooner in accordance with its terms. Purchases may be made in the open market or through privately negotiated transactions in support of our stock repurchase plan. Purchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. We are authorized to purchase up to $5,200,000 of its common stock pursuant to the 10b5-1 Plan.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 4.5% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 21 real estate loans, as of June 30, 2012, with a balance of approximately $34.9 million as compared to investments in 24 real estate loans as of December 31, 2011, with a balance of approximately $58.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$498,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,491,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$4,983,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(498,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,491,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(4,983,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$349,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,747,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$3,494,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(349,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,747,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(3,494,000)

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2012, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
April 1 – April 30, 2012	--	$--	--	$2,461,802
May 1 – May 31, 2012	--	--	--	2,461,802
June 1 – June 30, 2012	--	--	--	2,461,802

Total	--	$--	--	$2,461,802

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
99.2R (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(13)	Incorporated herein by reference to the Current Report on Form 10-K filed on March 16, 2012 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	August 14, 2012

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

Date: August 14, 2012

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

Date: August 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: August 14, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.