Form 10-Q/A
period 2012-06-30
Vestin Realty Mortgage II, Inc
filed 2012-09-13
CIK 1327603

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Vestin Realty Mortgage II, Inc., for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first time the registrant submits such files.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	September 13, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	September 13, 2012