Form 10-Q
period 2012-09-30
Vestin Realty Mortgage II, Inc
filed 2012-11-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  [   ]    No   [X]

As of November 14, 2012, there were 12,084,179 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$2,109,000	$9,226,000
Investment in marketable securities - related party	732,000	592,000
Interest and other receivables, net of allowance of $3,016,000 at September 30, 2012 and $5,468,000 at December 31, 2011	22,000	14,000
Notes receivable, net of allowance of $20,807,000 at September 30, 2012 and $17,250,000 at December 31, 2011	--	--
Real estate held for sale	9,159,000	10,767,000
Investment in real estate loans, net of allowance for loan losses of $3,573,000 at September 30, 2012 and $26,247,000 at December 31, 2011	27,140,000	31,777,000
Due from related parties	188,000	110,000
Investment in MVP Realty Advisors, LLC	534,000	--
Assets held for sale	57,661,000	--
Other assets	214,000	149,000

Total assets	$97,759,000	$52,635,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$724,000	$753,000
Note payable	74,000	25,000
Liabilities related to assets held for sale	46,650,000	--
Deferred gain on sale of Hawaii Funeral Services, LLC	30,000	102,000

Total liabilities	47,478,000	880,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at September 30, 2012 and 189,378 shares at December 31, 2011	--	(190,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,056,000 shares issued and outstanding at September 30, 2012 and 12,720,783 shares issued and 12,531,405 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	270,150,000	271,005,000
Accumulated deficit	(221,082,000)	(219,070,000)
Accumulated other comprehensive income	149,000	9,000
Total stockholders’ equity before non-controlling interest – related party	49,218,000	51,755,000
Non-controlling interest – related party	1,063,000	--
Total equity	50,281,000	51,755,000

Total liabilities and stockholders’ equity	$97,759,000	$52,635,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended		For The Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Revenues
Interest income from investment in real estate loans	$427,000	$259,000	$1,008,000	$1,016,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	31,000	100,000	1,268,000	133,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	79,000	--	226,000	--
Other	--	42,000	--	100,000
Total revenues	537,000	401,000	2,502,000	1,249,000

Operating expenses
Management fees - related party	242,000	274,000	791,000	823,000
Provision for loan loss	50,000	955,000	815,000	955,000
Interest expense	2,000	60,000	2,000	178,000
Professional fees	166,000	247,000	753,000	927,000
Consulting	49,000	63,000	161,000	134,000
Insurance	73,000	73,000	219,000	230,000
Other	26,000	92,000	143,000	225,000
Total operating expenses	608,000	1,764,000	2,884,000	3,472,000

Loss from operations	(71,000)	(1,363,000)	(382,000)	(2,223,000)

Non-operating income (loss)
Interest income from banking institutions	--	1,000	1,000	6,000
Recovery from settlement with loan guarantor	203,000	--	746,000	--
Settlement income	90,000	--	90,000	--
Gain on sale of marketable securities	--	--	15,000	--
Discounted professional fees	--	--	--	1,620,000
Settlement expense	--	--	(66,000)	--
Total non-operating income, net	293,000	1,000	786,000	1,626,000

Provision for income taxes	--	--	--	--

Income (loss) from continuing operations	222,000	(1,362,000)	404,000	(597,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	64,000	12,000	74,000
Expenses related to real estate held for sale	(252,000)	(258,000)	(1,094,000)	(657,000)
Write-downs on real estate held for sale	--	(708,000)	(1,420,000)	(1,321,000)
Income from asset held for sale, net of income taxes	95,000	--	95,000	--
Income from Hawaiian cemeteries and mortuaries, net of income taxes	--	862,000	--	1,739,000
Total loss from discontinued operations	(157,000)	(40,000)	(2,407,000)	(165,000)

Net income (loss)	65,000	(1,402,000)	(2,003,000)	(762,000)
Allocation to noncontrolling interest – related party	9,000	328,000	9,000	661,000
Net income (loss) attributable to common stockholders	$56,000	$(1,730,000)	$(2,012,000)	$(1,423,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	0.02	(0.11)	0.03	(0.05)
Discontinued operations	(0.01)	(0.02)	(0.20)	(0.06)
Total basic and diluted income (loss) per weighted
average common share	$0.01	$(0.13)	$(0.17)	$(0.11)

Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	12,273,764	12,969,862	12,444,897	13,082,341

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)
	For The Three Months Ended		For The Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net income (loss)	$65,000	$(1,402,000)	$(2,003,000)	$(762,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	231,000	(60,000)	140,000	68,000
Unrealized loss on marketable securities on assets held for sale	--	(4,171,000)	--	(3,113,000)

Comprehensive income (loss)	296,000	(5,633,000)	(1,863,000)	(3,807,000)
Net (income) attributable to noncontrolling interest	(9,000)	(328,000)	(9,000)	(661,000)

Comprehensive income (loss) attributable to Vestin Realty Mortgage II, Inc.	$287,000	$(5,961,000)	$(1,872,000)	$(4,468,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)
	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest – Related Party	Total

Stockholders' Equity at December 31, 2011	189,378	$(190,000)	12,531,405	$1,000	$271,005,000	$(219,070,000)	$9,000	--	$51,755,000

Net income (loss)						(2,012,000)		9,000	(2,003,000)

Unrealized Loss on Marketable Securities – Related Party							140,000		140,000

Comprehensive Loss									(1,863,000)

Non-controlling interest – related party								1,054,000	1,054,000

Purchase treasury stock	475,405	(665,000)	(475,405)						(665,000)

Retire treasury stock	(664,783)	855,000			(855,000)				--

Stockholders' Equity at September 30, 2012 (Unaudited)	--	$--	12,056,000	$1,000	$270,150,000	$(221,082,000)	$149,000	1,063,000	$50,281,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months Ended
	09/30/2012	09/30/2011
Cash flows from operating activities:
Net loss	$(2,003,000)	$(762,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	(226,000)	(91,000)
Gain related to recovery of allowance for loan loss	(1,268,000)	(133,000)
Gain related to recovery from settlement with loan guarantor	(746,000)
Provision for loan loss	815,000	956,000
Gain on sale of real estate held for sale	(12,000)	--
Gain on proceeds from settlement	(90,000)	--
Gain on sale of marketable securities	(15,000)	--
Amortized interest income	--	(26,000)
Provision for doubtful accounts related to receivable included in other expense	--	1,117,000
Write-downs on real estate held for sale	1,420,000	1,321,000
Change in operating assets and liabilities:
Interest and other receivables	(9,000)	988,000
Assets held for sale, net of liabilities	(95,000)	(580,000)
Due to/from related parties	(78,000)	668,000
Deferred gain on sale of Hawaii Funeral Services, LLC	(72,000)	--
Other assets	154,000	186,000
Accounts payable and accrued liabilities	(27,000)	(3,487,000)
Net cash provided by (used in) operating activities	(2,252,000)	157,000
Cash flows from investing activities:
Investments in real estate loans	(22,886,000)	(6,895,000)
Proceeds from loan payoffs	15,159,000	2,071,000
Purchase of investments in real estate loans from
VRM I	(300,000)	--
related parties	(70,000)	--
Sale of investments in real estate loans to
VRM I	1,000,000	--
Related parties	--	300,000
Third parties	3,193,000	1,905,000
Proceeds from notes receivable	226,000	91,000
Proceeds from settlement from loan guarantor	746,000	--
Proceeds from settlement	90,000	--
Investment in MVP Realty Advisors, LLC	(534,000)	--
Proceeds from sale of real estate held for sale	207,000	160,000
Investment in asset held for sale	(900,000)	--
Proceeds on nonrefundable extension fees on real estate held for sale	24,000	--
Purchase of marketable securities	(1,011,000)	--
Purchase of marketable securities – related party	--	(6,000)
Sale of marketable securities	1,026,000	--
Net cash used in investing activities	(4,030,000)	(2,374,000)
Cash flows from financing activities:
Principal payments on notes payable	(170,000)	(149,000)
Cash used for pay down on secured borrowings	--	(1,088,000)
Purchase of treasury stock	(665,000)	(638,000)
Distributions to holder of noncontrolling interest – related party	--	(387,000)
Net cash used in financing activities	(835,000)	(2,262,000)
NET CHANGE IN CASH	(7,117,000)	(4,479,000)
Cash and cash equivalents, beginning of period	9,226,000	7,884,000

Cash and cash equivalents, end of period	$2,109,000	$3,405,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)
	For the Nine Months Ended
	09/30/2012	09/30/2011

Supplemental disclosures of cash flows information:
Interest paid	$2,000	$178,000

Non-cash investing and financing activities:
Transfer of fully allowed interest receivable and related allowance to real estate held for sale	$2,334,000	$--
Retirement of treasury stock	$(855,000)	$--
Transfer of fully allowed interest receivable to notes receivable	$907,000	$--
Adjustment to accrued interest and related allowance	$(789,000)	$--
Investments in real estate loans and related allowances transferred to note receivable	$6,642,000	$--
Investment in real estate loans by purchase of secured borrowings	$--	$1,320,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$32,000	$160,000
Note payable relating to prepaid D & O insurance	$219,000	$219,000
Unrealized gain on marketable securities of assets held for sale	$--	$(3,113,000)
Other real estate owned acquired through deed in lieu, net of prior allowance	$8,963,000	$--
Unrealized gain (loss) on marketable securities - related party	$(140,000)	$68,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock are no longer be subject to such restrictions.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is wholly owned by Mr. Shustek.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager’s ability and performance in managing our operations and servicing our loans.

Our board of directors has recommended that we change our manager by appointing VRM Management LLC ("Vestin Managment") as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% owned by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

The terms of the proposed management agreement with VRM Management are identical to our current Management Agreement with Vestin Mortgage.  In addition, VRM Management will be subject to the continuing oversight of our board of directors to be the same extent as Vestin Mortgage.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) as defined by Accounting Standards Codifications 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari-passu basis in certain real estate loans with us and/or VRM I (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of September 30, 2012 and December 31, 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended September 30, 2012 and 2011.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect reinstatement of dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan will become effective on the third business day following the earliest to occur of (i) completion of the proposed acquisition by the Company of VRM I in a stock for stock merger pursuant to a definitive merger agreement dated May 30, 2012 (the “Merger Agreement”), (ii) a vote by our shareholders or VRM I to reject the proposed merger or (iii) termination of the Merger Agreement by VRM I.  The 10b5-1 Plan will terminate twelve months after its effective date, unless terminated sooner in accordance with its terms. Purchases may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan. Purchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Company is authorized to purchase up to $5,200,000 of its common stock pursuant to the 10b5-1 Plan.  During the nine months ended September 30, 2012 we purchased 475, 405 shares of treasury stock and retired 664,783.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of September 30, 2012, approximately 28% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, Vestin TRS II, Inc., our wholly owned subsidiary, 1701 Commerce, LLC and Hawaii Funeral Service, LLC, in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and HFS was the primary beneficiary through December 1, 2011. Intercompany balances and transactions have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2012 and December 31, 2011, we had no funds in excess of the federally-insured limits.  Additionally as of September 30, 2012 and December 31, 2011, the assets held for sale included no cash deposits held in excess of federally insured limits.

As of September 30, 2012, 58% and 24% of our loans were in Nevada and California respectively, compared to 36%, 28%, 19%, and 15% in Nevada, Arizona, Texas, and California, at December 31, 2011, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 40% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Nevada and California, with a first lien position.  Their interest rates are between 8% and 11%, and the aggregate outstanding balance is approximately $12.4 million.  As of September 30, 2012, our largest loan, totaling approximately $6.7 million, is secured by property located in California, is a performing loan with an interest rate of 11%, and is a result of troubled debt restructuring.  The other two loans, secured by property in Nevada, each have an interest rate of 8% and are considered performing.  At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates ranged between 8% and 15%, and the aggregate outstanding balance was approximately $30.7 million.

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

Common Guarantors

As of September 30, 2012 and December 31, 2011, two and four loans, respectively, totaling approximately $3.5 and $11.0 million, respectively, had a common guarantor.  These loans represented approximately 11.3% and 19.0%, respectively, of our portfolio’s total value as of September 30, 2012 and December 31, 2011.  All two and four loans, respectively, were considered performing as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31 2011, four and nine loans totaling approximately $5.7 million and $6.2 million, respectively, representing approximately 18.4% and 10.7%, respectively, of our portfolio’s total value, had a common guarantor.  At September 30, 2012 and December 31, 2011 all loans were considered performing.

As of September 30, 2012 four loans totaling approximately $8.1 million representing approximately 26.2% of our portfolio’s total value had a common guarantor.  As of September 30, 2012 all loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2012 and December 31, 2011, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term. As of September 30, 2012, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of September 30, 2012).

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2012 and December 31, 2011, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 4.5% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	16	$20,533,000	8.89%	66.85%	65.17%
Land	3	10,180,000	10.73%	33.15%	55.90%
Total	19	$30,713,000	9.50%	100.00%	62.00%

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Residential	1	$385,000	8.00%	0.66%	61.41%
Commercial	19	40,050,000	10.97%	69.02%	71.43%
Construction	1	6,656,000	8.00%	11.47%	89.49%
Land	3	10,933,000	10.75%	18.85%	64.15%
Total	24	$58,024,000	10.57%	100.00%	71.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2012 and December 31, 2011, was 9.88% and 6.79%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2012, and December 31, 2011:

Loan Type	Number of Loans	September 30, 2012 Balance*	Portfolio Percentage	Number of Loans	December 31, 2011 Balance*	Portfolio Percentage
First deeds of trust	17	29,877,000	97.28%	18	28,684,000	49.43%
Second deeds of trust	2	836,000	2.72%	6	29,340,000	50.57%
Total	19	30,713,000	100.00%	24	58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

During July 2012, we, VRM I and other affiliated entities modified a loan with a total of approximately $2.8 million, of which our portion was $1.7 million.  The terms of the modification resulted in a first trust deed loan of approximately $1.4 million, of which our portion is approximately $1.1 million, and a second trust deed loan of approximately $1.4 million, of which our portion is approximately $0.2 million.  As of September 30, 2012, approximately $0.5 million of the first trust deed has been sold to third-party investors.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2012:

Non-performing and past due loans	$2,450,000
October 2012 – December 2012	5,759,000
January 2013 – March 2013	3,244,000
April 2013 – June 2013	8,569,000
July 2013 – September 2013	10,369,000
Thereafter	322,000
Total	$30,713,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$--	--	$16,108,000	27.76%
California	7,334,000	23.88%	8,564,000	14.76%
Colorado	--	--	895,000	1.54%
Michigan	2,160,000	7.03%	--	--
Nevada	17,845,000	58.10%	21,114,000	36.39%
Ohio	322,000	1.05%	323,000	0.56%
Oregon	--	--	46,000	0.08%
Texas	1,151,000	3.75%	10,974,000	18.91%
Utah	1,901,000	6.19%	--	--
Total	$30,713,000	100.00%	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$30,713,000	$58,024,000
Less:
Allowance for loan losses (a)	(3,573,000)	(26,247,000)
Balance per consolidated balance sheets	$27,140,000	$31,777,000

(a)	Please refer to Specific Reserve Allowances below.

Non-Performing Loans

As of September 30, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due) compared to five loans as of December 31, 2011.  This reduction was a result of receiving a payoff on one loan, a first position lender foreclosed on a fully allowed for second position loan, we extended another loan to a borrower in exchange for a principal payment which funds were borrowed from a related party and lastly, we foreclosed on a non-performing loan which is now reported as real estate held for sale..  This loan is currently carried on our books at a value of approximately $0.5 million, net of allowance for loan losses of approximately $2.0 million.  We are a minority participant in this multiparty participating loan whereby the borrower and loan servicer have filed suit against the previous owner of the underlying property to recind the acquisition, among other claims.  The trial is scheduled for January 2012.  As of November 14, 2012, this loan balance has not been charged off.

At September 30, 2012, the following loan was non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2012	Allowance for Loan Losses	Net Balance at September 30, 2012
Commercial	1	$2,450,000	$(2,000,000)	$450,000
Total	1	$2,450,000	$(2,000,000)	$450,000

At December 31, 2011, the following loan was non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011
Commercial	4	$22,114,000	$(19,570,000)	$2,544,000
Land	1	7,450,000	--	7,450,000
Total	5	$29,564,000	$(19,570,000)	$9,994,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 54%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,000,000)	450,000
Subtotal non-performing loans	2,450,000	(2,000,000)	450,000

Performing loans – no related allowance	24,025,000	--	$24,025,000
Performing loans – related allowance	4,238,000	(1,573,000)	2,665,000
Subtotal performing loans	28,263,000	(1,573,000)	26,690,000

Total	$30,713,000	$(3,573,000)	$27,140,000

	As of December 31, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	29,564,000	(19,570,000)	9,994,000
Subtotal non-performing loans	29,564,000	(19,570,000)	9,994,000

Performing loans – no related allowance	17,064,000	--	17,064,000
Performing loans – related allowance	11,396,000	(6,677,000)	4,719,000
Subtotal performing loans	28,460,000	(6,677,000)	21,783,000

Total	$58,024,000	$(26,247,000)	$31,777,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2012, we have provided a specific reserve allowance for one non-performing loan and three performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2012 and 2011 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 9/30/2012
Commercial	$22,392,000	$815,000	$(14,295,000)	$(3,250,000)	$(2,973,000)	$2,689,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$815,000	$(14,295,000)	$(3,250,000)	$(5,944,000)	$3,573,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Sales, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 9/30/2011
Commercial	$23,106,000	496,000	$(133,000)	$(1,414,000)	$(3,940,000)	$18,115,000
Construction	10,027,000	--	--	--	(2,736,000)	7,291,000
Land	424,000	460,000	--	--	--	884,000
Total	$33,557,000	$956,000	$(133,000)	$(1,414,000)	$(6,676,000)	$26,290,000

Troubled Debt Restructuring

As of September 30, 2012 and December 31, 2011, we had one and seven loans, totaling approximately $0.6 million and $30.8 million, respectively, which met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$638,000	1	$638,000	--	$--
Total	1	$638,000	1	$638,000	--	$--

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,740,000	3	$2,821,000	2	$13,919,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,845,000	5	$16,926,000	2	$13,919,000

•
Commercial – As of September 30, 2012 and December 31, 2011, we had 16 and 19 commercial loans, respectively, one and five of which, respectively, were modified pursuant to TDR.  On January 1, 2011, the principal amount of one of the non-performing loans was reduced by approximately $0.8 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  The interest rate was adjusted from 12% to 4.5%.  As of September 30, 2012 this loan was considered performing.  During April 2011 we reduced the interest rate on one loan from 15% to 10%.

The reduction in TDR loans was a result of a first position lender foreclosed on a fully allowed for second position loan, reclassifying second position loans as fully allowed for notes receivable due to receiving payoffs on the first position loans releasing the collateral and accepting a deed-in-lieu on another property which is now reported as assets held for sale.

For additional information, see “Non-Performing Loans” of this Note D – Investments in Real Estate Loans and Note J – “Notes Receivable”.

Extensions

As of September 30, 2012, our manager had granted extensions on six outstanding loans totaling approximately $16.9 million of which our portion was approximately $15.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

As of September 30, 2012 and December 31, 2011, we owned 538,178 shares of VRM I’s common stock, representing approximately 8.50% of the total outstanding shares. The closing price of VRM I’s common stock on September 30, 2012, was $1.36 per share.

During the three months ended September 30, 2012, the trading price for VRM I’s common stock ranged from $0.91 to $1.45 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

During January 2012, we purchased 60,000 shares of Annaly Capital Management Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.  During February 2012, we sold all of our shares for a gain of $15,000.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2012, we held five properties with a total carrying value of approximately $9.2 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

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

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM I and VF III entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  In 2012, non-refundable extension fees in the amount of $30,000 were collected, of which our portion was approximately $24,000.

As of September 30, 21012, four of our five REO properties consisted of raw land which did not have operations.  The following is a summary of the results of total operations, including our 2% interest in these operations, one REO which has operations for the period from May 1, 2012 (foreclosure) through September 30, 2012:

	For The Three Months Ended September 30, 2012	For The Period from May 1, 2012 (foreclosure) through September 30, 2012
Revenue	$124,000	$266,000
Expenses	(85,000)	(148,000)

Net Income	$39,000	$118,000

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2012	$10,767,000
Real estate held for sale acquired through foreclosure	32,000
Proceeds on nonrefundable extension fee	(24,000)
Write down	(1,420,000)
Sale	(196,000)
Ending balance, September 30, 2012	$9,159,000

NOTE G — ASSETS HELD FOR SALE

On February 7, 2012, we, VRM I and VF III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.  Pursuant to the order issued on August 23, 2012, we include the operations through consolidation into our financial statements from this date forward.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid in cash to 1701 Commerce. Pursuant to this agreement, this asset will be reported as an asset held for sale. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

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

Our acquisition of 1701 Commerce was accounted for in accordance with this standard and the Company has allocated the purchase price of 1701 Commerce based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of 1701 Commerce at the time of the acquisition totaled $9.9 million.

We performed a preliminary allocation as of the date the order was issued by the Bankruptcy Court, August 23, 2012, as follows:

Cash	$1,252,000
Receivables	902,000
Inventory	55,000
Other current assets	297,000
Property and equipment	52,578,000
Other assets	1,413,000
Accounts payable and accrued liabilities	(7,281,000)
Notes payable	(39,300,000)
Net assets	$9,916,000

In addition, we estimated the fair value of the non-controlling interest at $1.0 million, which is 8% owned by VRM I and 2% by Fund III.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended September 30, 2012.

The following is a summary of net assets held for sale through September 30, 2012:

Assets:
Cash	$1,530,000
Cash – restricted	1,000,000
Receivables	790,000
Inventory	57,000
Current assets	281,000
Property and equipment	52,589,000
Other assets	1,414,000
Total assets	$57,661,000

Liabilities:
Accounts payable and accrued liabilities	$7,595,000
Notes payable	39,055,000
Total liabilities	46,650,000
Net assets held for sale	$11,011,000

The following is a summary of the results of operations related to the assets held for sale for the period from September 1, 2012 (foreclosure) through September 30, 2012:

Revenue	$1,099,000
Expenses	(1,004,000)
Net Income	$95,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the nine months ended September 30, 2012 and 2011 were $0.8 million, during each period.

As of September 30, 2012 and December 31, 2011, our manager owned 92,699 of our common shares, representing approximately 0.77% of our total outstanding common stock for both periods.

As of September 30, 2012 and December 31, 2011, we had receivables from our manager of approximately $19,000.

During January 2012, we paid our manager approximately $550,000 of management fees for services to be performed from January through June 2012.  As of September 30, 2012, there is no prepaid balance.  A discount of 7% has been applied to the July 2012 payment.

Integrated Financial Associates, Inc. (“IFA”) entered into an Intercreditor Agreement (“Intercreditor Agreement”) with us in connection with a note of $23.1 million (the “Note”) of which our portion was $3.0 million. Pursuant to the Intercreditor Agreement, in the event that our interest in the Note was not repaid in full, IFA would be responsible to pay a monthly fee equal to one percent of the unpaid amount plus interest at the rate of 15% per annum. We are to receive the 15% interest per annum and our Manager has a claim to the monthly fee equal to one percent of the unpaid amount. IFA breached the Intercreditor Agreement and we obtained, on November 9, 2010, a judgment against IFA in the amount of approximately $4.0 million, plus, among other things, additional monthly fees and default interest. During March 2011, IFA filed a Chapter 11 bankruptcy petition. During May 2012, we entered into a Purchase and Sale Agreement (“Sale Agreement”) with TPKT, LLC (“TPKT”), owned by certain principals of IFA, whereby we agreed to assign our interest in the claim and judgment in exchange for $1,050,000 and the first $1,250,000 plus certain other amounts received on our portion of the Note. During May 2012, the outstanding fee due to our Manager was approximately $1.6 million. In order to resolve our Manager’s claim, our Manager received $500,000 in connection with the purchase by TPKT and waived any right to receive any amounts paid on our portion of the Note.

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of an REO property owned by us, VRM I and Fund III.

Transactions with Other Related Parties

As of September 30, 2012 and December 31, 2011, we owned 538,178 common shares of VRM I, representing approximately 8.5% of their total outstanding common stock for both periods.

As of September 30, 2012 and December 31, 2011, VRM I owned 537,078 of our common shares, representing approximately 4.3% of our total outstanding common stock for both periods.

As of September 30, 2012 and December 31, 2011, we had receivables from VRM I of approximately $0.1 million, primarily related to legal fees.

As of December 31, 2011, Fund III owned 114,117 of our common shares, representing approximately 0.9% of our total outstanding common stock.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares from Fund III.

As of September 30, 2012, we had receivables from Fund III of approximately $73,000.  As of December 31, 2011, we had a payable to Fund III of approximately $13,000.

NOTE I — INVESTMENT IN MVP REALTY ADVISORS

Together with MVP Capital Partners LLC, which is owned by our Chairman and Chief Executive Officer, Michael Shustek, we have formed a Nevada limited liability company, MVP Realty Advisors, LLC (“MVPRA”).  MVPRA intends to act as the advisor to MVP REIT, Inc., a recently formed Maryland corporation which was organized to invest in real estate and loans secured by real estate (“MVP REIT “).  On April 16, 2012, MVP Realty Trust filed a registration statement with the Securities and Exchange Commission, which was declared effective by the Securities and Exchange Commission on September 25, 2012.  MVP REIT is organized as a publically registered, non-traded real estate investment trust (“REIT”).  Under the terms of an Advisory Agreement between MVPRA and MVP Realty Trust, MVPRA is entitled to certain fees for advisory and other management services rendered to MVP Realty Trust.

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of September 30, 2012, we and MVPCP have loaned approximately $534,000 and approximately $1.6 million, respectively to MVPRA related to MVP REIT, Inc.

Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA.

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

During April 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $33,000.  As of September 30, 2012 the balance is approximately $0.5 million.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $50,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $3,000.  As of September 30, 2012 the balance is approximately $1.2 million.

On February 29, 2012, we made a loan to TNP Strategic Retail Operating Partnership, LP, a Delaware limited-partnership, in the amount of $1,040,000 evidenced by a promissory note (“Note”) and secured by the separate and unconditional guaranty (“Guaranty”) of TNP Strategic Retail Trust, Inc., a Maryland corporation (“TNP Trust”).  The unpaid principal balance on the Note bore interest at a rate of 9.0% per annum until May 31, 2012, at which time the loan matured.  The Guaranty was secured by an absolute assignment to VRM II of all of TNP Trust’s right, title and interest in and to 25% of all net proceeds received by TNP Trust in connection with TNP Trust’s public offering of stock after payment of sales commission, fees and expenses payable in connection therewith.  This loan was paid in full on May 17, 2012.

NOTE K — FAIR VALUE

As of September 30, 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2012	Carrying Value on Balance Sheet at 09/30/2012
Assets
Investment in marketable securities - related party	$732,000	$--	$--	$732,000	$732,000
Investment in real estate loans	$--	$--	$27,240,000	$27,240,000	$27,140,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$30,646,000	$30,646,000	$31,777,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012:

Investment in real estate loans
Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(815,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	14,000
Transfer of allowance on real estate loan to asset held for sale	1,705,000
Reduction of allowance on real estate loans due to loan payments	4,239,000
Reduction of allowance on real estate loans following settlement of loan	11,565,000
New mortgage loans and mortgage loans acquired	20,285,000
Write-off of allowance on uncollectible loan	3,250,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	2,715,000
Sales, pay downs and reduction of assets
Transfer of real estate loan to real estate held for sale	(45,000)
Transfer of real estate loan to asset held for sale	(10,669,000)
Collections and settlements of principal and sales of investment in real estate loans	(19,351,000)
Reduction of loan balance following settlement of loan	(11,565,000)
Write-off of uncollectible loan	(3,250,000)
Conversion of real estate loans to unsecured notes receivable	(2,715,000)
Temporary change in estimated fair value based on future cash flows	1,231,000
Balance on September 30, 2012, net of temporary valuation adjustment	$27,240,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011:
	Assets
	Investment in real estate loans	Assets under secured borrowings

Balance on January 1, 2011	$26,624,000	$1,320,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(967,000)	--
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	2,736,000	--
New mortgage loans and mortgage loans acquired	8,215,000	(1,320,000)
Reduction of allowance on real estate loans due to loan payment	144,000	--
Transfer of allowance on real estate loans converted to unsecured notes receivable	3,940,000	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(4,276,000)	--
Conversion of real estate loans to unsecured notes receivable	(3,940,000)	--
Transfer of real estate loans to real estate held for sale	(2,896,000)	--
Temporary change in estimated fair value based on future cash flows	(136,000)	--
Transfer to Level 1	--	--
Transfer to Level 2	--	--

Balance on September 30, 2011, net of temporary valuation adjustment	$29,444,000	$--

Liabilities
Secured borrowings

Balance on January 1, 2011	$1,088,000
Payment on secured borrowings	(1,088,000)
Balance on September 30, 2011	$--

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform to existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

In July, 2012, we along with our Manager, VRM I, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release ("Settlement Agreement") with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM I  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise. The parties agreed that to mutually release each other from any claims and in lieu of such amounts due under the Settlement Agreement, within ten (10) business days after the later of (a) The Huntington Bank's receipt of the first tranche of certain trust recovery proceeds or (b) entry of a final and non-appealable decision or order approving settlement with each of certain other persons, the sum of $145,000.00 shall be disbursed from the first tranche of trust recovery proceeds to us and VRM I.  All other amounts payable under the Settelemtn Agreement were assigned to the Rightstar Trusts and The Huntington Bank all rights, obligations and claims we or VRM I has or ever can, shall or may have or claim to have arising out of or related to the Rightstar Trusts, or which were asserted or which could have been asserted in such cases.  We and VRM I also released any and all interest in the amounts set aside from the sale of the property at 485 Waiale Street, Wailuku, Hawaii. Finally we agreed to purchase all 447,226 shares in Vestin Fund II, LLC currently owned by the Rightstar trusts for $1.40 per share, which purchase is to be consummated within seven (7) days following Court approval of the settlement.  The settlement was approved by the Court on August 3, 2012.  As of September 30, 2012 the $145,000 has been paid and the shares have been repurchased.

On February 7, 2012, we, VRM I and VF III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.  Pursuant to the order issued on August 23, 2012, we include the operations through consolidation into our financial statements from such date forward.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid in cash to 1701 Commerce. Pursuant to this agreement, this asset will be reported as an asset held for sale. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

NOTE O — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the nine months ended:

	9/30/2012	9/30/2011
Current taxes
Federal	$--	$--
State	--	--
Total current taxes	--	--
Change in deferred taxes	(715,000)	--
Change in valuation allowance	715,000	--

Provision for income tax expense (benefit)	$--	$--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2012:

Deferred tax assets:
Provision for loan losses	$1,215,000
Write down on real estate held for sale	3,851,000
Recovery of allowance for doubtful notes receivable	5,305,000
Net operating loss carry forward	64,143,000
Total deferred tax assets	74,514,000
Valuation allowance	(74,514,00)
Deferred tax assets, net of valuation allowance	$--

The effective tax rate used for calculation of the deferred taxes as of September 30, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $74,514,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carry forward timing differences.

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

NOTE P— SUBSEQUENT EVENTS

During October 2012, we sold an REO property to an unrelated third party for approximately $0.2 million.  This transaction resulted in a net gain for us of approximately $0.1 million.  A consultation fee of approximately $3,000 was paid to a related party.

During October 2012, we paid a retainer to legal counsel of $420,000 on behalf of 1701 Commerce (See Note G) in anticipation of legal and expert witness expenses.

Subsequent to September 30, 2012 through the date of this report, we have loaned an additional $0.5 million to MVPRA for use in connectionwith MVP REIT.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2011.

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

During the nine months ended September 30, 2012, we funded 13 loans totaling approximately $22.9 million.  During the nine months ended September 30, 2011, we funded five loans totaling approximately $3.7 million.  As of September 30, 2012, our loan-to-value ratio was 62.0%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of September 30, 2012, we have provided a specific reserve allowance for one non-performing loan and three performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2012, our loans were in the following states: California, Michigan, Nevada, Ohio, Texas and Utah.

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

We, along with VRM Merger Sub, Inc. (a subsidiary we wholly own) and VRM I announced on May 30, 2012 that we have entered into a definitive merger agreement pursuant to which VRM Merger Sub will merge with and into VRM I in a stock-for-stock merger, with VRM I surviving the transaction as our wholly owned subsidiary.  Under the terms of the transaction, which has been approved by the boards of directors of both companies, stockholders of VRM I (other than us) will receive a fixed ratio of 0.82 share of our common stock for each share of VRM I common stock they own.  If the transaction is approved by our shareholders and the shareholders of VRM I, upon closing, VRM I stockholders will own approximately 30% of our common stock.  Pursuant to the terms of the agreement, one member of the VRM I Board of Directors will replace an existing Director on our Board of Directors.  A registration statement relating to the stock to be issued by us in the proposed transaction has been filed with the SEC and is pending a declaration of effectiveness by the SEC.  The transaction is subject to customary approvals and closing conditions and requires the approval of the VRM I stockholders (with respect to the merger) and our stockholders (with respect to the issuance of our common stock).

Our board of directors has recommended that we change our manager by appointing VRM Management LLC as its new manager.  VRM Management is a newly formed Nevada limited liability company which is 90% owned by our Chairman and Chief Executive Officer, Michael Shustek and 10% owned by Craig Burr.  Mr. Burr is an attorney who has been engaged in the private practice of law in Las Vegas, Nevada for more than 19 years.  The current employees and officers of Vestin Mortgage would join VRM Management and would continue to render services to us through this new entity.

The terms of the proposed management agreement with VRM Management are identical to our current Management Agreement with Vestin Mortgage.  In addition, VRM Management will be subject to the continuing oversight of our board of directors to be the same extent as Vestin Mortgage.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended September 30, 2012, to the three months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$427,000	$259,000	$168,000	65%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	31,000	100,000	(69,000)	(69%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	79,000	--	79,000	100%
Other income	--	42,000	(42,000)	(100%)
Total	$537,000	$401,000	$136,000	34%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income was adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011and first half of 2012, which has produced an overall increase in interest income for third quarter 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan.

For additional information see Note D – Investments in Real Estate Loans and Note J - Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$242,000	$274,000	$(32,000)	(12%)
Provision for loan loss	50,000	955,000	(905,000)	(95%)
Interest expense	2,000	60,000	(58,000)	(97%)
Professional fees	166,000	247,000	(81,000)	(33%)
Insurance	49,000	63,000	(14,000)	(22%)
Consulting	73,000	73,000	--	--
Other	26,000	92,000	(66,000)	(72%)
Total	$608,000	$1,764,000	$(1,156,000)	(66%)

Operating expenses were 66% lower during the three months ended September 30, 2012 than during the same three months in 2011.  Provision for loan loss expense change is due to what appears to be a more stabilized real estate market.  Interest expense decreased during the three months ended September 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have decreased due to a significant decrease in pending litigation.

Non-operating Income (Loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Settlement income	90,000	--	90,000	100%
Recovery from settlement with loan guarantor	203,000	--	203,000	100%
Total	$293,000	$1,000	$292,000	292%

During January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $203,000 during July 2012.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settelement Agreement, we and VRM I were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, of which our portion was approximately $90,000.

See Note N — Legal Matters involving the Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$64,000	$(64,000)	(100%)
Expenses related to real estate held for sale	(252,000)	(258,000)	6,000	2%
Write down on real estate held for sale	--	(708,000)	708,000	100%
Income from assets held for sale, net of income taxes	95,000	862,000	(767,000)	(89%)
Total	$(157,000)	$(40,000)	$(117,000)	(293)%

Discontinued operations were 293% lower during the three months ended September 30, 2012 than during the same three months in 2011.  We received income from assets held for sale during the three months ended September 30, 2012 for a different asset held for sale than in the same period 2011.  During the three months ended September 30, 2011, we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  There was no such income during the same period in 2012.  No write-down on real estate was necessary for the three months ended September 30, 2012 compared to write-downs in of $708,000 during the same period in 2011.

See Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the nine months ended September 30, 2012, to the nine months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$1,008,000	$1,016,000	$(8,000)	(1%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,268,000	133,000	1,135,000	848%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	226,000	--	226,000	100%
Other income	--	100,000	(100,000)	(100%)
Total	$2,502,000	$1,249,000	$1,253,000	100%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and first three quarters of 2012 and we anticipate that the activity in our loan portfolio will produce an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Scheduled payments on fully reserved notes receivable and loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million.

For additional information see Note D – Investments in Real Estate Loans and Note J - Notes Receivable of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$791,000	$823,000	$(32,000)	(4%)
Provision for loan loss	815,000	955,000	(140,000)	15%
Interest expense	2,000	178,000	(176,000)	(99%)
Professional fees	753,000	927,000	(174,000)	(19%)
Consulting fees	161,000	134,000	27,000	20%
Insurance	219,000	230,000	(11,000)	(5%)
Other	143,000	225,000	(82,000)	(36%)
Total	$2,884,000	$3,472,000	$(588,000)	(17%)

Operating expenses were 17% lower during the nine months ended September 30, 2012 partially as a result of a decrease in provision for loan losses compared to the nine months ended September 30, 2011.  Interest expense decreased during the nine months ended September 30, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have decreased due to a significant decrease in pending litigation.  Consulting fees have increased due to credit review by a third party.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$1,000	$6,000	$(5,000)	(83%)
Settlement income	90,000	--	90,000	100%
Recovery from settlement with loan guarantor	746,000	--	746,000	100%
Gain on sale of marketable securities	15,000	--	15,000	100%
Discounted professional fees	--	1,620,000	(1,620,000)	(100%)
Settlement expense	(66,000)	--	(66,000)	(100%)
Total	$786,000	$1,626,000	$(840,000)	(52%)

During the nine months ended September 30, 2012 we settled two lawsuits which resulted in an expense of approximately $66,000.  In addition, we received from the plaintiff 14,374 shares of the company’s stock that was held as treasury stock, but since retired.  The purchase and subsequent sale of marketable securities occurred during the nine months ended September 30, 2012, resulting in a gain of approximately $15,000.  No such transactions occurred in the nine months ended September 30, 2011.  During the nine months ended September 30, 2011 we received approximately $1.6 million in discounts related to past legal bills.  There was no similar discount received in 2012.  In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012 and $203,000 in July 2012.  In July, 2012, we along with our Manager, VRM II, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM II  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion was approximately $90,000.

See Note N — Legal Matters involving the Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$12,000	$74,000	$(62,000)	(84%)
Expenses related to real estate held for sale	(1,094,000)	(657,000)	(437,000)	(67%)
Write-downs on real estate held for sale	(1,420,000)	(1,321,000)	(99,000)	(7%)
Income from assets held for sale, net of income taxes	95,000	1,739,000	(1,644,000)	(95%)
Total	$(2,407,000)	$(165,000)	$(2,242,000)	(1359%)

Expenses related to discontinued operations increased by approximately $2.2 million during the nine months ended September 30, 2012 compared to the same three months in 2011.  This variance is primarily due to receiving income from two different assets held for sale during the three months ended September 30, 2012 and 2011.  Expenses related to real estate held for sale increased due to acquiring two properties during 2012.  The increase in expenses related to real estate held for sale is due to attorney fees for the bankruptcy and other operating expenses for 1701 Commerce.  During the nine months ended September 30, 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements, with gains higher than during the same time period in 2012.  Write downs on real estate held for sale were higher during the nine months ended September 30, 2012 than they were during the same time period in 2011.

See Note F — Real Estate Held For Sale and Note G – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2012, net cash flows used in operating activities were approximately $2.3 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $22.9 million and an investment in MVP Realty Advisors of approximately $0.5 million. In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $18.4 million, proceeds from the sale of REO and nonrefundable extension fees on REO of approximately $0.2 million, proceeds of $0.7 million from unsecured claims awarded from settlement with guarantor and proceeds from notes receivable of approximately $1.3 million.  In addition, the Bankruptcy Court issued an order to deny the dismissal of the bankruptcy and required 1701 Commerce to deposit $1 million as additional collateral with the court, of which our portion is $0.9 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $0.2 million and purchase of 14,374 shares of treasury stock from a plaintiff in a lawsuit of approximately $0.4 million.

At September 30, 2012, we had approximately $2.1 million in cash, $0.7 million in marketable securities – related party and approximately $97.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of September 30, 2012, we and MVPCP have loaned approximately $0.5 million and approximately $1.6 million, respectively to MVPRA related to MVP REIT, Inc.

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

On June 7, 2012, our Board of Directors approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). The 10b5-1 Plan will become effective on the third business day following the earlier of (i) completion of the proposed acquisition by the Company of VRM I in a stock for stock merger pursuant to a definitive merger agreement dated May 30, 2012 (the “Merger Agreement”), (ii) a vote by our shareholders or VRM I to reject the proposed Merger or (iii) termination of the Merger Agreement by VRM I.  The 10b5-1 Plan will terminate twelve months after its effective date, unless terminated sooner in accordance with its terms. Purchases may be made in the open market or through privately negotiated transactions in support of our stock repurchase plan. Purchases in the open market will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. We are authorized to purchase up to $5,200,000 of its common stock pursuant to the 10b5-1 Plan.  During the nine months ended September 30, 2012 we purchased 475, 405 shares of treasury stock and retired 664,783.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 14, 2012, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 4.5% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 18 real estate loans, as of September 30, 2012, with a balance of approximately $30.7 million as compared to investments in 24 real estate loans as of December 31, 2011, with a balance of approximately $58.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$460,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,302,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$4,604,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(460,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,302,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(4,604,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$307,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,536,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$3,071,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(307,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,536,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(3,071,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager and Vestin Originations and MVP Mortgage generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2012, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchase Under the Plans or Programs
July 1 – July 31, 2012	--	$--	--	$2,461,802
August 1 – August 31, 2012	--	--	--	2,461,802
September 1 – September 30, 2012	--	--	--	2,461,802
Total	--	$--	--	$2,461,802

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unautdited) and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Cosolidated Statements of Other Comprehensive Inocme for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2012

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Date:	November 14, 2012

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

Date: November 14, 2012

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

Date: November 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: November 14, 2012

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer
Vestin Realty Mortgage II, Inc.