Form 10-K
period 2012-12-31
Vestin Realty Mortgage II, Inc
filed 2013-03-29
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Class	Market Value as of June 30, 2012
Common Stock, $0.0001 Par Value	$14,223,145

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 28, 2013
Common Stock, $0.0001 Par Value	12,069,805

PART I

Note Regarding Forward-Looking Statements

This report may contain forward-looking statements.  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us.  Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

Our consolidated financial statements include the accounts of VRM II, Vestin TRS II, Inc., our wholly owned subsidiary, 1701 Commerce, LLC and Hawaii Funeral Service, LLC, in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and HFS was the primary beneficiary through December 1, 2011.  See Note A – Organization of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.   Intercompany balances and transactions have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of December 31, 2012, approximately 62% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Real Estate Loan Objectives

As of December 31, 2012, our loans were in the following states: California, Michigan, Nevada, Ohio, Utah and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

3.  Terms of Real Estate Loans.  Our loans as of December 31, 2012, had original terms of 2 months to 120 months, excluding extensions.  Most of our loans are for an initial term of 12 months.  Generally, our original loan agreements permit extensions to the term of the loan by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  The weighted average term of outstanding loans, including extensions, at December 31, 2012, was 12 months.

As of December 31, 2012 and 2011, most of our loans provided for payments of interest only, some of which have accrued interest, with a “balloon” payment of principal payable in full at the end of the term.  In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2012 and 2011, we had no investments in real estate loans that had interest reserves.

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

As of December 31, 2012, 66% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

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

As of December 31, 2012, we had loans with common guarantors.  For additional information regarding loans with common guarantors see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Report Form 10-K.

9.  Reserve Fund.  We have established contingency working capital reserves of approximately 3% of our stockholders’ equity to cover our unexpected cash needs.

10.  Credit Evaluations.  When reviewing a loan proposal, our manager determines whether a borrower has sufficient equity in the security property.  An appraisal dated within 12 months of loan origination is required in order to establish the value of the property. Our manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.  This is accomplished by the review of various financial data, which may include financial statements, tax returns and credit reports.

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

First Deed of Trust

Historically, most of our loans were secured by first deeds of trust.  Thus as a lender, we would have rights as a first priority lender of the collateralized property.  As of December 31, 2012, approximately 97% of our loans were secured by first deeds of trust.

Second Deed of Trust

Prior to September 2008, our objective has been that not more than 10% of our loan portfolio would be secured by second deeds of trust; unless our board of directors approves a higher percentage.  During September 2008, the board authorized us to allow loans secured by second deeds of trust to constitute up to 15% of our loans, due to loan restructuring and business opportunities.  In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender.  In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests.  The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives.  As of December 31, 2012, approximately 3% of our loans were secured by a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2012 none of our loans had a prepayment penalty, although one of our loans, totaling approximately $1.0 million, had an exit fee.  This loan is considered performing as of December 31, 2012.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2012, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

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

Real Estate Investment Objectives

As of December 31, 2012, we had not purchased any real estate properties. Investments in commercial properties will be primarily in Nevada, Arizona, California, Oregon and Texas or in other areas of the Southwestern and Western part of the United States. Properties acquired may include, but are not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

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

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our management agreement.  Advant Mortgage, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2012, the Vestin entities had a total of 16 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the (“Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III. LLC).  As of December 31, 2012, Strategix Solutions dedicates to us a total of three full time employees.

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

2012	High	Low

First Quarter	$1.55	$1.09
Second Quarter	$1.73	$1.10
Third Quarter	$1.68	$1.10
Fourth Quarter	$1.58	$1.22

2011	High	Low

First Quarter	$1.64	$1.01
Second Quarter	$1.52	$1.02
Third Quarter	$1.65	$1.10
Fourth Quarter	$1.40	$1.08

Holders

As of March 28, 2013, there were approximately 1,158 holders of record of 12,069,805 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2012 or 2011.  In light of our accumulated loss, we do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 21, 2007, our board of directors authorized the repurchase of up to $10 million worth of our common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, repurchases may be made at such times and in such amounts, as our manager deems appropriate.  As of December 31, 2011 we had a total of 2,276,580 shares of treasury stock of which 189,378 were received as a part of a settlement in the amount of approximately $0.2 million.  On this date we retired 2,087,202 shares leaving a balance of 189,378 at a cost of approximately $0.2 million.  No shares were purchased pursuant to this plan, however, during 2012 we received and purchased 461,600 shares of treasury stock through settlement agreements and retired 650,978.  As of December 31, 2012 we have no treasury stock

The following is a summary of our stock acquisitions during the year ended December 31, 2012, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	--	$--	--	$2,461,802
February 1 – February 29, 2012	--	--	--	2,461,802
March 1 – March 31, 2012	--	--	--	2,461,802
April 1 – April 30, 2012	--	--	--	2,461,802
May 1 – May 31, 2012	14,374	1.53	--	2,447,428
June 1 – June 30, 2012	--	--	--	2,447,428
July 1 – July 31, 2012	--	--	--	2,447,428
August 1 – August 31, 2012	447,226	1.40	--	2,000,202
September 1 – September 30, 2012	--	--	--	2,000,202
October 1 – October 31, 2012	--	--	--	2,000,202
November 1 – November 30, 2012	--	--	--	2,000,202
December 1 – December 31, 2012	--	--	--	2,000,202

Total	461,600	$1.40	--	$2,000,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties as discussed in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Non-performing assets, net of allowance for loan losses, totaled approximately $2.9 million or 7% of our total assets as of December 31, 2012, as compared to approximately $20.3 million or 39% of our total assets as of December 31, 2011.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans continue to suffer from difficult conditions.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

Continued weakness in the commercial real estate markets and constraints on commercial lending may continue to have an adverse impact upon our markets.  In addition, even as real estate markets begin to recover, our operating results may be negatively impacted as we work through loans made prior to or during the great recession.  This may result in further defaults on our loans, and we might be required to record additional reserves based on decreases in market values, or we may be required to restructure additional loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of dividends to our stockholders. For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

During the year ended December 31, 2012, we funded 18 loans totaling approximately $23.1 million.  During the year ended December 31, 2011, we funded 15 loans totaling approximately $14.3 million.  As of December 31, 2012, our loan-to-value ratio was 58.06%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of December 31, 2012, we have provided a specific reserve allowance for one non-performing loan and one performing loan based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of December 31, 2012, our loans were in the following states: California, Michigan, Nevada, Ohio, Utah and Texas.

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

We announced on May 30, 2012 that we entered into a definitive merger agreement with VRM I pursuant to which our wholly owned subsidiary, VRM Merger Sub would merge with and into VRM I in a stock-for-stock merger, with VRM I surviving the transaction as our wholly owned subsidiary.  The merger agreement expired by its terms on December 31, 2012 and the merger did not occur.  The Board of Directors may reevaluate a potential merger with VRM I in the future.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2012

In 2012, we suffered a net loss of $13,050,000, largely as a result of a non-cash charge of nearly $11 million with respect to a secured, second position loan on the Sheraton Forth Worth Hotel in Texas.  We have entered into a contract to sell the property; however, the proposed buyer has sought an extension of time to close the sale and no assurance can be given that the sale will be consummated.  If the sale is completed, the bulk of the sales proceeds will be used to satisfy amounts due the senior lender and we might realize a small gain to the extent there are any remaining funds from the sale.  See the discussion below under “Discontinued Operations” and Note G to our financial statements.

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$1,390,000	$1,244,000	$146,000	12%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	2,861,000	249,000	2,612,000	1049%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	333,000	505,000	(172,000)	(34%)
Other income	--	89,000	(89,000)	(100%)
Total	$4,584,000	$2,087,000	$2,497,000	120%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of modified loans and the reduction in new lending activity during the first three quarters of 2011.  We experienced an increase in new lending activity in the second half of 2011 and first three quarters of 2012 which has produced an overall increase in interest income for 2012.  It is premature at this time to predict whether or not the increase in lending activity in the second half of 2011 and first three quarters of 2012 will be sustained in the future.  Payments on fully reserved loans resulted in an increase in gain related to payoff of real estate loan and other income.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million. Additionally, we received approximately $1.8 million in recoveries for investments in real estate which previously included allowance for loan loss.  Gain related to recovery of allowance for notes receivable decreased in 2012 due to a reduction in receipts on notes receivable.

For additional information see Note D – Investments in Real Estate Loans and Note J -  Notes Receivable of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Operating Expenses:	2012	2011	$ Change	% Change
Management fees – related party	$1,066,000	$1,098,000	$(32,000)	(3%)
Provision for loan loss	1,264,000	1,028,000	236,000	23%
Interest expense	3,000	206,000	(203,000)	(99%)
Professional fees	1,375,000	1,419,000	(44,000)	(3%)
Consulting fees	203,000	217,000	(14,000)	(6%)
Insurance	292,000	304,000	(12,000)	(4%)
Other	165,000	310,000	(145,000)	(47%)
Total	$4,368,000	$4,582,000	$(214,000)	(5%)

Operating expenses were 5% lower during the year ended December 31, 2012 than in 2011.  Provision for loan losses were lower during 2012 than in 2011 due to values of the collateral securing our loans remaining constant.  Interest expense decreased during the year ended December 31, 2012 due to the decreased balance of secured borrowings which were paid off in 2011.  Professional fees have modestly decreased due to a decrease in pending litigation due to less non-performing loans and pursuing foreclosures and collections from borrowers.  Consulting fees have decreased due to credit review by a third party. Decrease in other operating expense is primarily due to decrease in directors fees and travel costs.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-operating Income (Loss):	2012	2011	$ Change	% Change
Interest income from banking institutions	$1,000	$7,000	$(6,000)	(86%)
Settlement income	90,000	--	90,000	100%
Recovery from settlement with loan guarantor	746,000	--	746,000	100%
Gain on sale of marketable securities	15,000	--	15,000	100%
Discounted professional fees	--	1,580,000	(1,580,000)	(100%)
Settlement expense	(66,000)	--	(66,000)	(100%)
Total	$786,000	$1,587,000	$(801,000)	(50%)

In July, 2012, we along with our Manager, VRM I, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  We and VRM I  were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in income of $145,000, of which our portion was approximately $90,000. In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012 and $203,000 in July 2012.  The purchase and subsequent sale of marketable securities occurred during 2012, resulting in a gain of approximately $15,000.  No such transactions occurred in 2011. During 2011 we received approximately $1.6 million in discounts related to past legal bills.  There was no similar discount received in 2012. During the year ended December 31, 2012 we settled two lawsuits which resulted in an expense of approximately $66,000. In addition, we received from the plaintiff 14,374 shares of the company’s stock that was held as treasury stock, but since retired.

See Note Note O – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Discontinued Operations, net of income taxes:	2012	2011	$ Change	% Change
Net gain on sale of real estate held for sale	$50,000	$1,258,000	$(1,208,000)	(96%)
Expenses related to real estate held for sale	(1,716,000)	(867,000)	(849,000)	(98%)
Gain from settlement related to asset held for sale	--	430,000	(430,000)	(100%)
Write-downs on real estate held for sale	(1,469,000)	(1,951,000)	482,000	25%
Income (loss) from assets held for sale, net of income taxes	(10,917,000)	1,889,000	(12,806,000)	(678%)
Total	$(14,052,000)	$759,000	$(14,811,000)	(1951%)

Expenses related to discontinued operations increased by approximately $14.8 million during 2012 compared to 2011.  Discontinued operations relate to properties that have been foreclosed on and are recorded as assets held for sale.  This variance is primarily due to the anticipated loss of net assets held for sale based on recent offers of 1701 Commerce.  In addition, during 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  During 2012 we sold two properties held for sale, which resulted in net gain on sale of approximately $50,000. Expenses related to real estate held for sale increased due to acquiring two properties during 2012. The increase in expenses related to real estate held for sale is due to Attorney fees for the bankruptcy and other operating expenses for 1701 Commerce. During December 2011 we sold our controlling interest in Hawaii Funeral Services which resulted in a gain of approximately $0.4 million.  No similar transaction occurred in 2012. Write downs on real estate held for sale were higher during 2011 than they were during 2012. Due to the values of the collateral securing our loans remaining consistent. Income (loss) was received from two different assets held for sale during the years ended 2012 and 2011.

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

During the year ended December 31, 2012, net cash flows used in operating activities were approximately $3.3 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $23.0 million, an investment in MVP Realty Advisors of approximately $1.5 million, and investment in assets held for sale of approximately $0.1 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $22.9 million, proceeds from the sale of REO and nonrefundable extension fees on REO of approximately $6.7 million, proceeds of $0.7 million from unsecured claims awarded from settlement with guarantor and proceeds from notes receivable of approximately $0.3 million.  In addition, the Bankruptcy Court issued an order to deny the dismissal of the bankruptcy and required 1701 Commerce to deposit $1 million as additional collateral with the court, of which our portion is $0.9 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $0.2 million to finance our directors and officers insurance policy and purchase of treasury stock for approximately $0.7 million.

At December 31, 2012, we had approximately $10.0 million in cash, $0.6 million in marketable securities – related party and approximately $40.2 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA, the manager of an affiliated REIT.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of December 31, 2012, we and MVPCP have loaned approximately $1.5 million and approximately $1.6 million, respectively to MVPRA related to MVP REIT, Inc.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 28, 2013, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 17 real estate loans, as of December 31, 2012, with a balance of approximately $27.4 million as compared to investments in 24 real estate loans as of December 31, 2011, with a balance of approximately $58.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012 and 2011 we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$419,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$2,091,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$4,182,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(419,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(2,091,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(4,182,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$274,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,369,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$2,738,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(274,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,369,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(2,738,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, other comprehensive income (loss) equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Rosenberger, LLP

Irvine, California
March 28, 2013

FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2012	December 31, 2011

Assets
Cash	$10,098,000	$9,226,000
Investment in marketable securities - related party	592,000	592,000
Interest and other receivables, net of allowance of $2,428,000 at December 31, 2012 and $5,468,000 at December 31, 2011	22,000	14,000
Notes receivable, net of allowance of $20,700,000 at December 31, 2012 and $17,250,000 at December 31, 2011	--	--
Real estate held for sale	2,619,000	10,767,000
Investment in real estate loans, net of allowance for loan losses of $2,500,000 at December 31, 2012 and $26,247,000 at December 31, 2011	24,880,000	31,777,000
Due from related parties	333,000	110,000
Investment in and note receivable from MVP Realty Advisors, LLC	1,534,000	--
Other assets	127,000	149,000
Total assets	$40,205,000	$52,635,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,080,000	$753,000
Notes payable	25,000	25,000
Deferred gain on sale of HFS	6,000	102,000
Total liabilities	1,111,000	880,000

Commitments and contingencies

Equity Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at December 31, 2012 and 189,378 at December 31, 2011	--	(190,000)
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,069,805 shares issued and outstanding at December 31, 2012, and 12,720,783 shares issued and 12,531,405 outstanding at December 31, 2011	1,000	1,000
Additional paid-in capital	270,150,000	271,005,000
Accumulated deficit	(231,066,000)	(219,070,000)
Accumulated other comprehensive income	9,000	9,000
Total stockholders’ equity	39,094,000	51,755,000

Total liabilities and equity	$40,205,000	$52,635,000

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended
	12/31/2012	12/31/2011

Revenues
Interest income from investment in real estate loans	$1,390,000	$1,244,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	2,861,000	249,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	333,000	505,000
Other income	--	89,000
Total revenues	4,584,000	2,087,000
Operating expenses
Management fees - related party	1,066,000	1,098,000
Provision for loan loss	1,264,000	1,028,000
Interest expense	3,000	206,000
Professional fees	1,375,000	1,419,000
Consulting fees	203,000	217,000
Insurance	292,000	304,000
Other	165,000	310,000
Total operating expenses	4,368,000	4,582,000
Income (loss) from operations	216,000	(2,495,000)
Non-operating income (loss)
Interest income from banking institutions	1,000	7,000
Recovery from settlement with loan guarantor	746,000	--
Gain on sale of marketable securities	15,000	--
Settlement income	90,000	--
Discounted professional fees	--	1,580,000
Settlement expense	(66,000)	--
Total other non-operating income, net	786,000	1,587,000
Provision for income taxes	--	--
Income (loss) from continuing operations	1,002,000	(908,000))
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	50,000	1,258,000
Expenses related to real estate held for sale	(1,716,000)	(867,000)
Write-downs on real estate held for sale	(1,469,000)	(1,951,000)
Gain related to HFS settlement	--	430,000
Income (loss) from assets held for sale, net of income taxes	(10,917,000)	1,889,000
Total income (loss) from discontinued operations	(14,052,000)	759,000

Net loss	(13,050,000)	(149,000)
Allocation to non-controlling interest – related party	1,054,000	(718,000)

Net loss attributable to common stockholders	$(11,996,000)	$(867,000)
Basic and diluted loss per weighted average common share
Continuing operations	$0.08	$(0.07)
Discontinued operations	(1.05)	0.00
Total basic and diluted loss per weighted average common share	$(0.97)	$(0.07)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	12,354,428	12,984,982

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	For The Year Ended
	12/31/2012	12/31/2011

Net loss	$(13,050,000)	$(149,000)

Unrealized holding gain on available-for-sale securities – related party	--	46,000

Comprehensive loss	(13,050,000)	(103,000)
Net (income) loss attributable to noncontrolling interest	1,054,000	(718,000)

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(11,996,000)	$(821,000)

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common shares held by trusts related to assets held for sale	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2010	1,857,850	$(6,907,000)	13,139,513	$1,000	$278,550,000	$(218,203,000)	$(37,000)	$(648,000)	$5,379,000	$58,135,000
Net Income (Loss)						(867,000)			718,000	(149,000)

Unrealized Gain on Marketable Securities - Related Party							46,000			46,000

Comprehensive Loss										(103,000)

Distributions – Related Party									(440,000)	(440,000)

Disposition of Assets Held for Sale								648,000	(5,657,000)	(5,009,000)

Retire Treasury Stock	(2,276,580)	7,545,000		--	(7,545,000)					--

Purchase of Treasury Stock	608,108	(828,000)	(608,108)							(828,000)

Stockholders' Equity at December 31, 2011	189,378	$(190,000)	12,531,405	$1,000	$271,005,000	$(219,070,000)	$9,000	$--	$--	$51,755,000

Net Loss						(11,996,000)			(1,054,000)	(13,050,000)

Unrealized Gain on Marketable Securities - Related Party							--			--
Comprehensive loss										(13,050,000)
Write-off of Assets Held for Sale									1,054,000	1,054,000
Retire Treasury Stock	(650,978)	855,000		--	(855,000)					--

Purchase of Treasury Stock	461,600	(665,000)	(461,600)							(665,000)

Stockholders' Equity at December 31, 2012	--	$--	12,069,805	$1,000	$270,150,000	$(231,066,000)	$9,000	$--	$--	$39,094,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/2012	12/31/2011
Cash flows from operating activities:
Net loss	$(13,050,000)	$(149,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-downs on real estate held for sale	1,469,000	1,951,000
Gain on sale of real estate held for sale	(50,000)	(1,258,000)
Gain related to recovery from settlement with loan guarantor	(746,000)	--
Gain on proceeds from settlement	(90,000)	--
Gain on sale of marketable securities	(15,000)	--
Loss from assets held for sale	10,917,000	--
Recovery of allowance for doubtful notes receivable included in other income	(333,000)	(505,000)
Gain related to recovery of allowance for loan loss	(2,861,000)	(249,000)
Provision for loan loss	1,264,000	1,028,000
Amortized interest income	--	(26,000)
Change in operating assets and liabilities:
Interest and other receivables	(6,000)	2,105,000
Assets held for sale, net of liabilities	--	(590,000)
Due to/from related parties, net	(223,000)	601,000
Deferred gain on sale of Hawaii Funeral Services, LLC	(96,000)	--
Other assets	241,000	220,000
Accounts payable and accrued liabilities	325,000	(3,860,000)
Net cash used in operating activities	$(3,254,000)	$(732,000)

Cash flows from investing activities:
Investments in real estate loans	$(23,069,000)	$(14,337,000)
Purchase of investments in real estate loans from:
VRM I	(370,000)	--
Proceeds from loan payoffs	18,316,000	6,416,000
Sale of investments in real estate loans to:
VRM I	1,000,000	--
Other related parties	--	500,000
Third parties	3,622,000	2,743,000
Proceeds related to real estate held for sale	6,737,000	479,000
Proceeds from settlement income	90,000	--
Investment in and note receivable from MVP Realty Advisors, LLC	(1,534,000)	--
Investment in assets held for sale	(900,000)	--
Proceeds on nonrefundable extension fees on real estate held for sale	24,000	89,000
Proceeds from sale of asset held for sale	--	9,369,000
Proceeds from note receivable	333,000	505,000
Proceeds from settlement with loan guarantor	746,000	--
Sale of marketable securities	1,026,000	--
Purchase of marketable securities	(1,011,000)	--
Purchase of marketable securities – related party	--	(6,000)
Net cash provided by investing activities	$5,010,000	$5,758,000
Cash flows from financing activities:
Principal payments on notes payable	$(219,000)	$(1,518,000)
Distributions to holder of noncontrolling interest – related party	--	(440,000)
Cash used for pay down on secured borrowings	--	(1,088,000)
Purchase of treasury stock at cost	(665,000)	(638,000)
Net cash used in financing activities	$(884,000)	$(3,684,000)

NET CHANGE IN CASH	872,000	1,342,000
Cash, beginning of period	9,226,000	7,884,000
Cash, end of period	$10,098,000	$9,226,000

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash flows information:
Interest paid	$3,000	$206,000

Non-cash investing and financing activities:
Retirement of treasury stock	$855,000	$7,545,000
Treasury stock acquired through settlement	$--	$(190,000)
Write-off of notes receivable and related allowance	$--	$8,090,000
Note payable relating to prepaid D & O insurance	$219,000	$219,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$32,000	$160,000
Assets held for sale acquired, net of related liabilities and noncontrolling interest –related party	$8,963,000	$--
Deferred gain on asset held for sale	$--	$102,000
Investment in real estate loans by purchase of secured borrowings	$--	$1,320,000
Accrued liabilities related to sale of asset held for sale	$--	$38,000
Write-off of interest receivable and related allowance	$810,000	$160,000
Transfer of fully allowed interest receivable to notes receivable	$907,000	$--
Adjustment to accrued interest and related allowance	$(1,013,000)	$--
Adjustment to note receivable and related allowance for charge offs	$--	$3,580,000
Transfer of fully allowed interest receivable and related allowance to real estate held for sale	$2,334,000	$--
Investment in real estate loans and related allowances transferred to note receivable	$7,407,000	$--
Unrealized gain on marketable securities - related party	$--	$46,000

VESTIN REALTY MORTGAGE II, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”).  On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.   Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

The consolidated financial statements include the accounts of VRM II, Vestin TRS II, Inc., our wholly owned subsidiary, 1701 Commerce, LLC and Hawaii Funeral Service, LLC, in which we had a controlling interest through December 1, 2011. Our consolidated financial statements also included the accounts of the funeral merchandise and service trusts, cemetery merchandise and service trusts, and cemetery perpetual care trusts (“Trusts”) in which we had a variable interest and HFS was the primary beneficiary through December 1, 2011.  All significant inter-company transactions and balances have been eliminated in consolidation.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2012 and 2011.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2012 and 2011.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect the reinstatement of dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  No shares were purchased pursuant to this plan, however, during 2012 we received and purchased 461,600 shares of treasury stock through settlement agreements and retired 650,978.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of December 31, 2012, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans.  As of December 31, 2012, approximately 62% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Certain amounts in the December 31, 2011 consolidated financial statements have been reclassified to conform to the December 31, 2012 presentation.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012, tax years that remain subject to examination by major tax jurisdictions include the years ended December 31, 2009 through 2011.

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

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2012 and 2011, we had no funds in excess of the federally-insured limits.

As of December 31, 2012, 55% and 24% of our loans were in Nevada and California, respectively, compared to 36%, 28% 19% and 15% of our loans were in Nevada, Arizona, Texas and California, respectively, as of December 31, 2011.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 45% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Nevada and California, with a first lien position.  Their interest rates are between 8% and 11%, and the aggregate outstanding balance is approximately $12.3 million.  As of December 31, 2012, our largest loan, totaling approximately $6.7 million, is secured by property located in California, is a performing loan with an interest rate of 11%.  The other two loans, secured by property in Nevada, each have an interest rate of 8% and are considered performing.  At December 31, 2011, the aggregate amount of loans to our three largest borrowers represented approximately 53% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Arizona, Texas and California, with a first lien position on the California loan and second lien positions on the Arizona and Texas loans.  Their interest rates ranged between 8% and 15%, and the aggregate outstanding balance was approximately $30.7 million.

In prior periods, we had a significant concentration of credit risk with our largest borrowers.  During the year ended December 31, 2011, four of our performing loans totaling approximately $17.9 million, of which our portion was approximately $9.9 million, accounted for approximately 58% of our interest income.  Three of these loans were paid in full as of December 31, 2011.  Loans funded during 2012 have diversified our portfolio.

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

Common Guarantors

As of December 31, 2011, four loans totaling approximately $11.0 million had a common guarantor.  These loans represented approximately 19.0% of our portfolio’s total value as of December 31, 2011.  All four loans were considered performing as of December 31, 2011.  These loans were either paid off or transferred to notes receivable, net of allowances for loan loss during 2012.  For additional information regarding these loans, see Note J — Notes Receivable.

As of December 31 2012 and 2011, four and nine loans totaling approximately $5.8 million and $6.2 million, respectively, representing approximately 21.3% and 10.7%, respectively, of our portfolio’s total value, had a common guarantor.  At December 31, 2012 and 2011 all loans were considered performing.

As of December 31, 2012 four loans totaling approximately $7.9 million representing approximately 28.9% of our portfolio’s total value had a common guarantor.  As of December 31, 2012 all loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2012 and 2011, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  As of December 31, 2012, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of December 31, 2012). The balance on these loans was approximately $0.3 million as of December 31, 2012.  We had not investments with variable interest rates as of December 31, 2011.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2012 and 2011, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2012, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6%  to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	19,648,000	9.06%	71.76%	62.32%
Land	2	7,732,000	10.33%	28.24%	48.60%
Total	17	$27,380,000	9.42%	100.00%	58.06%

Investments in real estate loans as of December 31, 2011, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Residential	1	$385,000	8.00%	0.66%	61.41%
Commercial	19	40,050,000	10.97%	69.02%	71.43%
Construction	1	6,656,000	8.00%	11.47%	89.49%
Land	3	10,933,000	10.75%	18.85%	64.15%
Total	24	$58,024,000	10.57%	100.00%	71.10%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2012 and 2011, was 8.87% and 6.79%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2012 and 2011:

Loan Type	Number of Loans	December 31, 2012 Balance*	Portfolio Percentage	Number of Loans	December 31, 2011 Balance*	Portfolio Percentage

First deeds of trust	16	$26,682,000	97.00%	18	$28,684,000	49.43%
Second deeds of trust	1	698,000	3.00%	6	29,340,000	50.57%
Total	17	$27,380,000	100.00%	24	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2012:

Non-performing and past due loans (a)	$2,450,000
January 2013 – March 2013(b)	5,311,000
April 2013 – June 2013(b)	9,720,000
July 2013 – September 2013(b)	9,578,000
October 2013 – December 2013	--
Thereafter	321,000

Total	$27,380,000

(a)	Amounts include the balance of non-performing loans.
(b)	Amounts include loans that have been or are in the process of being extended subsequent to March 28, 2013.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2012 and 2011:

	December 31, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$--	--	$16,108,000	27.76%
California	6,696,000	24.46%	8,564,000	14.76%
Colorado	--	--	895,000	1.54%
Michigan	2,160,000	7.89%	--	--
Nevada	15,151,000	55.34%	21,114,000	36.39%
Ohio	321,000	1.17%	323,000	0.56%
Oregon	--	--	46,000	0.08%
Utah	1,901,000	6.94%	--	--
Texas	1,151,000	4.20%	10,974,000	18.91%
Total	$27,380,000	100.00%	$58,024,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2012 Balance (a)	December 31, 2011 Balance (a)
Balance per loan portfolio	$27,380,000	$58,024,000
Less:
Allowance for loan losses (a)	(2,500,000)	(26,247,000)
Balance per consolidated balance sheet	$24,880,000	$31,777,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due) compared to five loans as of December 31, 2011.  This reduction was a result of receiving a payoff on one loan, a first position lender foreclosed on a fully allowed for second position loan, we extended another loan to a borrower in exchange for a principal payment which funds were borrowed from a related party and lastly, we foreclosed on a non-performing loan which is now reported as real estate held for sale.  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  Except as otherwise provided below, this loan has been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has commenced foreclosure proceedings on this loan, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.

At December 31, 2012, the following loan was non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Allowance for Loan Losses	Net Balance at December 31, 2012
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011

Commercial	5	$29,564,000	$(19,570,000)	$9,994,000
Total	5	$29,564,000	$(19,570,000)	$9,994,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2012, our ratio of total allowance for loan losses to total loans with an allowance for loan loss is approximately 92%.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2012 and 2011:

	As of December 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	24,655,000	--	$24,655,000
Performing loans – related allowance	275,000	(50,000)	225,000
Subtotal performing loans	24,930,000	(50,000)	24,880,000

Total	$27,380,000	$(2,500,000)	$24,880,000

	As of December 31, 2011
	Balance	Allowance for loan losses **	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	29,564,000	(19,570,000)	9,994,000
Subtotal non-performing loans	29,564,000	(19,570,000)	9,994,000

Performing loans – no related allowance	17,064,000	--	17,064,000
Performing loans – related allowance	11,396,000	(6,677,000)	4,719,000
Subtotal performing loans	28,460,000	(6,677,000)	21,783,000

Total	$58,024,000	$(26,247,000)	$31,777,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2012, we have provided a specific reserve allowance for one non-performing loan and one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/2012
Commercial	$22,392,000	$1,265,000	$(14,934,000)	$(3,250,000)	$(2,973,000)	$2,500,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	(884,000)	--	--
Total	$26,247,000	$1,265,000	$(14,934,000)	$(4,134,000)	$(5,944,000)	$2,500,000

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation	Reduction in Specific Reserve Allocation	Loan Pay Downs	Transfers to REO and Notes Receivables	Balance at 12/31/2011

Commercial	$27,486,000	$507,000	$(1,413,000)	$(248,000)	$(3,940,000)	$22,392,000
Construction	5,647,000	61,000	--	--	(2,737,000)	2,971,000
Land	424,000	460,000	--	--	--	884,000
Total	$33,557,000	$1,028,000	$(1,413,000)	$(248,000)	$(6,677,000)	$26,247,000

Troubled Debt Restructuring

As of December 31, 2012 we had no loans which met the definition of a Troubled Debt Restructuring or TDR. As of December 31, 2011, we had seven TDR loans totaling approximately $30.8 million.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there have been no loans that became TDR loans.  The following is a breakdown of our TDR loans that were considered performing and non-performing as of December 31, 2011:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	5	$16,740,000	3	$2,821,000	2	$13,919,000
Construction	1	6,655,000	1	6,655,000	--	--
Land	1	7,450,000	1	7,450,000	--	--
Total	7	$30,845,000	5	$16,926,000	2	$13,919,000

•
Commercial – As of December 31, 2011, we had 19 commercial loans, five of which were modified pursuant to TDR.  On January 1, 2011, the principal amount of one of the non-performing loans was reduced by approximately $0.8 million.  Interest only payments were due monthly from September 2010 until August 2011, at which point payments of interest and principal started and will continue until September 2013.  The interest rate was adjusted from 12% to 4.5%.

•
Construction – As of December 31, 2011 we had one construction loan modified pursuant to TDR.  As of December 31, 2011, the loan continued to perform as required by the loan modifications.  On September 20, 2011 we repurchased the secured borrowings portion of this loan for approximately $1.1 million.  During January 2012, additional restructuring of this loan occurred.

The reduction in TDR loans was a result of a first position lender foreclosed on a fully allowed for second position loan, reclassifying second position loans as fully allowed for notes receivable due to receiving payoffs on the first position loans releasing the collateral, receiving payoff on another property and accepting a deed-in-lieu on another property which is now reported as assets held for sale.

One of our loans that required interest only payments due at maturity was paid off in November 2012.  We received payment for the full principal balance of the note of approximately $2.5 million, which included a recovery of a specific reserve allowance on the loan of approximately $0.9 million.  The accrued interest income on the loan amounted to approximately $0.8 million, which was being fully reserved.  When the principal balance was received, no interest income was collected and the interest and related allowances was written off.

For additional information, see “Non-Performing” of this Note D – Investments in Real Estate Loans and Note J – “Notes Receivable”.

Extensions

As of December 31, 2012, our manager had granted extensions on six outstanding loans totaling approximately $18.4 million of which our portion was approximately $15.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2012, five loans that have been granted extensions are performing.

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2012 and 2011, we owned 538,178 shares of VRM I’s common stock, representing approximately 8.50% of the total outstanding shares. The closing price of VRM I’s common stock on December 31, 2012, was $1.10 per share.

During the three months ended December 31, 2012, the trading price for VRM I’s common stock ranged from $1.05 to $1.38 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

During January 2012, we purchased 60,000 shares of Annaly Capital Management Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.  During February 2012, we sold all of our shares for a gain of $15,000.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2012, we held five properties with a total carrying value of approximately $2.7 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

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

During December 2012, we and VRM I sold a property to an unrelated third party for approximately $8.3 million, of which our portion was approximately $6.9 million.  This transaction resulted in a net loss for us of approximately $57,000.  A consultation fee of approximately $0.3 million was paid to MVP Mortgage.

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

As of December 31, 2012, four of our five REO properties consisted of raw land which did not have operations.  The following is a summary of the entire results of operations for one remaining REO property which has operations for the period from May 1, 2012 (foreclosure) through December 31, 2012, which our portion is approximately $2,000:

For The Period from May 1, 2012 (foreclosure) through December 31, 2012

Revenue	$435,000
Expenses	(220,000)

Net Income	$215,000

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  The following table is a roll-forward of REO for the years ended December 31, 2012 and 2011.

Beginning balance, January 1, 2012	$10,767,000
Real estate held for sale acquired through foreclosure	32,000
Proceeds on nonrefundable extension fee	(24,000)
Write down	(1,469,000)
Sale	(6,687,000)
Ending balance, December 31, 2012	$2,619,000

Beginning balance, January 1, 2011	$12,808,000
Real estate held for sale acquired through foreclosure	160,000
Proceeds on nonrefundable extension fee	(90,000)
Write down	(1,951,000)
Sale	(160,000)
Ending balance, December 31, 2011	$10,767,000

NOTE G — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

As of December 31, 2012

On February 7, 2012, we, VRM I and VF III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance of approximately $11.8 million, of which our portion was approximately $9.9 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is held subject to approximately $46 million in secured claims and up to approximately $3 million in unsecured claims.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VF III.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.  Pursuant to the order issued on August 23, 2012, we include the operations through consolidation into our financial statements from this date forward.

The asset purchase agreement previously entered into on September 24, 2012 was cancelled by the buyer.  On January 31, 2013, 1701 Commerce entered into a non-exclusive asset purchase agreement to sell its assets in consideration of $49 million. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid by cash to 1701 Commerce. Pursuant to this sale agreement, this asset will be reported as an asset held for sale.

If the property is not sold by April 1, 2013, the senior lender is set to foreclose on April 2, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $9.9 million has been recognized which is included in loss from assets held for sale for the year ended December 31, 2012.

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

Our acquisition of 1701 Commerce was accounted for in accordance with this standard and the Company has allocated the purchase price of 1701 Commerce based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The estimated fair value of 1701 Commerce at the time of the acquisition totaled $9.9 million.  Craig burr, an attorney licensed in the State of Nevada and Danny Stubbs were appointed as Senior Vice Presidents by 1701 Commerce for the purpose of acting as the legal administrator for actions necessary to be taken by 1701 Commerce.

We performed an allocation as of the date the order was issued by the Bankruptcy Court, August 23, 2012, as follows:

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2012.

The following is summary of the results of operations related to the assets held for sale for the period from September 1, 2012 (foreclosure) through December 31, 2012:

Revenue	$4,955,000
Expenses	(14,872,000)

Net Income	$(9,917,000)

As of December 31, 2011

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

Transactions with our Manager

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

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the year ended December 31, 2012 and 2011 were approximately $1.1 million, during each period.  A discount of 7% was applied to the July 2012 payment due to prepayment of five months fees in January 2012.

As of December 31, 2012 and 2011, our manager owned 92,699 of our common shares, representing approximately 0.7% of our total outstanding common stock for both periods.

As of December 31, 2012 and 2011, we had receivables from our manager of approximately $20,000 and $19,000, respectively.

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

During May 2012, our manager received total consultation fee of approximately $17,000, related to the sale of a REO property owned by VRM I, Fund III and us.

During December 2012, MVP Mortgage received total consultation fee of approximately $0.3 million related to the sale of a REO property owned by VRM I, Fund III and us.

Transactions with Other Related Parties

As of December 31, 2012 and 2011, we owned 538,178 common shares of VRM I, representing approximately 8.5% of their total outstanding common stock for both periods.

As of December 31, 2012 and 2011, VRM I owned 537,078 of our common shares, representing approximately 4.4% of our total outstanding common stock for both periods.

As of December 31, 2012 and 2011, we had receivables from VRM I of approximately $0.2 million and $0.1 million, respectively, primarily related to legal fees.

As of December 31, 2011, Fund III owned 114,117 of our common shares, representing approximately 0.9% of our total outstanding common stock.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares from Fund III.

As of December 31, 2012, we had receivables from Fund III of $89,000.  As of December 31, 2011, we had a payable to Fund III of approximately $13,000.

During 2012 we sold $1.0 million in investments in real estate loans to VRM I.

During 2012 we purchased $0.4 million in investments in real estate loans from VRM I.

NOTE I — INVESTMENT IN AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

Together with MVP Capital Partners LLC, which is owned by our Chairman and Chief Executive Officer, Michael Shustek, we have formed a Nevada limited liability company, MVP Realty Advisors, LLC (“MVPRA”).  MVPRA acts as the advisor to MVP REIT, Inc., a Maryland corporation which was organized to invest in real estate and loans secured by real estate (“MVP REIT”).  On April 16, 2012, MVP REIT filed a registration statement with the Securities and Exchange Commission, which was declared effective by the Securities and Exchange Commission on September 25, 2012.  MVP REIT is organized as a publically registered, non-traded real estate investment trust (“REIT”).  Under the terms of an Advisory Agreement between MVPRA and MVP REIT, MVPRA is entitled to certain fees for advisory and other management services rendered to MVP REIT.

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of December 31, 2012, we and MVPCP have loaned approximately $1.5 million and approximately $1.6 million, respectively, to MVPRA related to MVP REIT, Inc.

Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA.

Our participation in MVPRA was approved by the independent members of our Board of Directors.

NOTE J — NOTES RECEIVABLE

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $88,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $0.4 million as a final payment for the note was approved, of which approximately $0.3 million was received.  The balance of this agreement of approximately $50,000 was fully reserved as of December 31, 2012.  Payments will be recognized as income when received.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.4 million, of which our portion is approximately $1.3 million, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $3.9 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.4 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.4 million was fully reserved as of December 31, 2012.

During July 2009, we, VRM I, and Fund III entered into a promissory note, totaling approximately $1.3 million, of which our portion is approximately $1.2 million, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $1.6 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $2.8 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of approximately $1.4 million was fully reserved as of December 31, 2012.

During December 2009, we and VRM I entered into a promissory note with the borrowers of a land loan, totaling approximately $6.1 million, of which our portion is approximately $5.6 million, as part of the sale of the land collateralizing the loan.  In addition, we and VRM I received a principal payoff of $2.0 million, of which our portion was approximately $1.8 million, on the land loan.  The remaining balance of approximately $1.2 million, of which our portion is approximately $1.1 million, was refinanced as a loan to the new owners of property.  The promissory note is for a 60-month period, with an interest rate of 6.0%, with the first monthly payment due on December 10, 2014.  Payments will be recognized as income when they are received.  The balance of approximately $5.6 million was fully reserved as of December 31, 2012.

During July 2010, we entered into a promissory note, totaling $48,000 with the guarantor of a previous land loan.  The remaining note balance of $2,500 as of December 31, 2011 has been paid in full during 2012.

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

During March 2011, we were awarded a deficiency judgment totaling $5.0 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $3.0 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. The balance of approximately $2.9 million was fully reserved as of December 31, 2012.

During March 2011, we were awarded a deficiency judgment totaling $2.8 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $1.2 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. The balance of approximately $1.2 million was fully reserved as of December 31, 2012.

During January 2012 we, VRM I and Fund III rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $3.0 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $1.0 million was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of approximately $0.8 million was recorded as a loan allowance as of March 31, 2012 and was reclassified to note receivable during April, 2012.  As of December 31, 2012 the balance is approximately $1.4 million.

During April 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $33,000.  As of December 31, 2012 the balance is approximately $0.5 million.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  During March 2012 a payment of approximately $50,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $3,000.  As of December 31, 2012 the balance is approximately $1.2 million.

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

NOTE K — NOTES PAYABLE

In April 2012, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $73,000 and nine monthly payments of $24,000 beginning on May 27, 2012.  As of December 31, 2012, the outstanding balance of the note was approximately $25,000.  During January 2013, the outstanding balance of the note was paid in full.

In April 2011, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.2%.  The agreement required a down payment of $82,000 and nine monthly payments of $28,000 beginning on May 27, 2011.  As of December 31, 2011, the outstanding balance of the note was $25,000.  During January 2012, the outstanding balance of the note was paid in full.

NOTE L — FAIR VALUE

As of December 31, 2012 and 2011, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2012	Carrying Value on Balance Sheet at 12/31/2012
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$24,500,000	$24,500,000	$24,880,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012:

Investment in real estate loans

Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(1,264,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	14,000
Transfer of allowance on real estate loan to asset held for sale	1,705,000
Reduction of allowance on real estate loans due to loan payments	5,761,000
Reduction of allowance on real estate loans following settlement of loan	11,565,000
New mortgage loans and mortgage loans acquired	20,468,000
Write-off of allowance on uncollectible loan	3,250,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	2,715,000
Sales, pay downs and reduction of assets
Transfer of real estate loan to real estate held for sale	(45,000)
Transfer of real estate loan to asset held for sale	(10,669,000)
Collections and settlements of principal and sales of investment in real estate loans	(22,866,000)
Reduction of loan balance following settlement of loan	(11,565,000)
Write-off of uncollectible loan	(3,250,000)
Conversion of real estate loans to unsecured notes receivable	(2,715,000)
Temporary change in estimated fair value based on future cash flows	750,000

Balance on December 31, 2012, net of temporary valuation adjustment	$24,500,000

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

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

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

NOTE O — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.8 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Fort Worth, Texas.  We dispute both the validity of certain claimed liens and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM I and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  1701 Commerce is working with several potential buyers who have expressed interest in purchasing the hotel.  The property has been scheduled for foreclosure by the senior lender on April 2, 2013.  We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

On January 2013, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $49 million. Pursuant to the agreements, a non-refundable earnest money deposit of $500,000 was paid to the first lien holder by the buyer, which reduced the secured debt. The buyer has until March 26, 2013 to close the purchase of the hotel. Upon the satisfaction of all conditions included in the agreement, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

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

NOTE P — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the year ended:

	12/31/2012	12/31/2011
Current Taxes
Federal	--	--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	4,079,000	--
Change in Valuation Allowance	(4,079,000)	--

Provision for income tax expense (benefit)	--	--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred Tax Assets:
Provision for Loan Losses	851,000
Write down on real estate held for sale	2,181,000
Recovery of allowance for doubtful notes receivable	5,269,000
Net operating loss carryforward	69,577,000
Total Deferred Tax Assets	77,878,000
Valuation allowance	(77,878,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion	--
Current portion	--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2012 was 34%.  The Company has established a valuation allowance against deferred tax assets of $77,878,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

NOTE Q— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

During March 2013, We, VRM I and VF III entered into an agreement to satisfy a Notes Receivable due from guarantors of approximately $2.4 million.  Pursuant to the agreement, the guarantors shall make quarterly payments of cash totaling $36,000 or shares of our common stock or VRM I’s common stock totaling $24,000 beginning June 30, 2013.  The guarantors may prepay the debt at any time for $720,000 in cash or $480,000 of our common stock or VRM I’s common stock.  Lastly, the guarantors may accelerate the retirement of the debt by transferring $350,000 in shares of our common stock or VRM I’s common stock on or before March 31, 2015.

During March 2013, we and VRM I entered into an agreement to satisfy a judgment totaling $8.4 million owed by guarantors of a previously non performing loan which was foreclosed and subsequently sold in December 2012.  Pursuant to the agreement the guarantors shall purchase annually 100,000 common shares of our common stock commencing on December 31, 2013 through December 31, 2017.  At the guarantor’s option, they may pay cash totaling $162,500 in lieu of the 100,000 shares of common stock.  Additionally, the guarantor may satisfy the obligation by transferring 400,000 shares of our common stock to us and VRM I by December 31, 2013.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Material weakness relates to the monitoring and review of work performed in the preparation of the consolidated financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit.  We have experienced turnover in several members of our accounting staff that have resulted in deficiencies including the lack of control over preparation of the consolidated financial statements, and proper application of accounting policies.

After a review of the Company's current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Plan of Remediation

To remediate the aforementioned material weakness, our Manager has reviewed the Company's current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.  Since December 31, 2012, we have replaced accounting staff and have reassigned duties to enhance our internal review and approval process.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of March 28, 2013 and positions of the individuals who serve as our directors and executive officers as of March 28, 2013.

Name	Age	Title

Michael V. Shustek	54	President, Chief Executive Officer and Director
Tracee Gress(4)	42	Chief Financial Officer
Robert J. Aalberts(1)(2)(3)	61	Director
John E. Dawson	55	Director
Roland M. Sansone(1)(2)(3)	58	Director
Fredrick J. Zaffarese Leavitt(1)(2)(3)	42	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned from his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities (or the equivalent thereof in the case of Vestin Fund III, LLC).  As of December 31, 2012, Strategix Solutions dedicated to us a total of three employees, including our CFO.

The following table sets forth the names, ages as of March 28, 2013 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	54	President, Chief Executive Officer and Chairman
Tracee Gress	42	Chief Financial Officer
Michael J. Whiteaker	63	Vice President of Regulatory Affairs

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage II, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates.

Michael V. Shustek has been a director of our manager, Vestin Mortgage, LLC, and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage I, Inc. (“VRM I”) since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of Vestin Mortgage, LLC, and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage, LLC. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.” Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is also Chairman of our Board of Directors As VRM II’s founder and CEO, Mr. Shustek is highly knowledgeable with regard to VRM II’s business operations and loan portfolio. In addition, his participation on the Board of Directors is essential to ensure efficient communication between the Board and management.

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 4 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Zaffarese Leavitt, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Messrs. Dawson and Sansone, and their terms will expire at the 2014 annual meeting of stockholders; and

•	The class III directors are Messrs. Aalberts and Shustek, and their terms will expire at the 2015 annual meeting of stockholders.

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
Robert J. Aalberts
Fredrick J. Zaffarese Leavitt

Special Committee
Fredrick J. Zaffarese Leavitt (Chairman)
Roland Sansone
John Dawson

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Zaffarese Leavitt (chair), Mr. Aalberts and Mr. Sansone, met in March 2013 in connection with the audit of our 2012 financial statements, and held a total of four meetings in fiscal 2012.Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2012, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Zaffarese Leavitt and Mr. Aalberts, held one meeting.  Our nominating committee currently consists of Mr. Sansone, Mr. Zaffarese Leavitt and Mr. Aalberts.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager Vestin Mortgage and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2012 the Compensation Committee, consisting of Mr. Aalberts, Mr. Zaffarese Leavitt and Mr. Sansone, held no meetings.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

Special Committee - The Board of Directors of the Company has appointed a special committee to evaluate and negotiate a potential stock for stock merger with Vestin Realty Mortgage I, Inc.  The special committee held 4 meetings in 2012.  Our special committee currently consists of Mr. Sansone, Mr. Zaffarese Leavitt and Mr. Dawson.

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

We do not pay any compensation to our executive officers.  We pay our manager a management (acquisition and advisory) fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2012, we paid our manager approximately $1.1 million for its management services, which represented approximately 48% of the revenues received by our manager and its affiliates in 2012.

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

Shown below is certain information as of March 28, 2013, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 12,069,805 shares of our common stock as of March 28, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 1,814,936 shares and shared voting and investment power of 75,097shares	15.7%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 28, 2013,by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 12,069,805 shares of our total outstanding common stock as of March 28, 2013.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek(1)	8880 West Sunset Rd. Ste 200 Las Vegas, NV 89118	1,890,033	15.7%
John Dawson (3)	1321 Imperia Henderson, NV 89052	25,487	**
Robert J. Aalberts (2) (3)	311 Vallarte Dr. Henderson, NV 89014	189	**
Frederick J. Zaffarese Leavitt	P.O. Box 91683 Henderson, NV 89009	--	--
Roland M. Sansone	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
All directors and executive officers as a group (5 persons)		1,915,709	15.7%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns a significant majority of the capital stock of our manager through Vestin Group.  Mr. Shustek is the beneficial owner of 1,890,033 shares of our common stock, representing approximately 15.1% of our outstanding common stock (based upon 12,069,805 shares of common stock outstanding at March 28, 2013).  Mr. Shustek, directly owns 1,722,237 shares of our common stock (totaling 13.7%) and indirectly owns and has economic benefit of 92,699 shares of our common stock (totaling 0.7%) through his ownership of Vestin Mortgage.  Mr. Shustek has economic benefit of and shares voting and dispositive power of 75,097 shares of our common stock (totaling 0.6%) owned by his spouse, of which 25,309 shares were acquired by her prior to their marriage.

Mr. Shustek has sole voting and dispositive power with respect to shares owned directly by himself and with respect to shares owned by Vestin Mortgage.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2012 and 2011, JLK Rosenberger LLP (“JLK”) services to us as follows:

	December 31, 2012	December 31, 2011
Audit Fees	$186,000	$233,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2012 and 2011.

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

(a)	3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 (iii) Cosolidated Statements of Other Comprehensive Income for the years ended December 31, 2012 and 2011 (iv) Consolidated Statement of Equity for the years ended December 31, 2012  and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 28, 2013
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 28, 2013
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 28, 2013
John E. Dawson

/s/ Robert J. Aalberts	Director	March 28, 2013
Robert J. Aalberts

/s/ Fredrick J. Zaffarese Leavitt	Director	March 28, 2013
Fredrick J. Zaffarese Leavitt

/s/ Roland M. Sansone	Director	March 28, 2013
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

Date: March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Exhibit 31.2
CERTIFICATIONS
I, Tracee Gress, certify that:

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

Date: March 28, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage II, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as Chief Executive Officer of Vestin Realty Mortgage II, Inc. (the “Registrant”), and Tracee Gress, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: March 28, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage II, Inc.