Form 10-Q
period 2013-03-31
Vestin Realty Mortgage II, Inc
filed 2013-05-15
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  [ X ]    No   [   ]

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

As of May 15, 2013, there were 12,059,805 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31,2013	December 31, 2012

Assets
Cash and cash equivalents	$7,745,000	$10,098,000
Investment in marketable securities - related party	565,000	592,000
Interest and other receivables, net of allowance of $2,626,000 at March 31, 2013 and $2,428,000 at December 31, 2012	23,000	22,000
Notes receivable, net of allowance of $20,661,000 at March 31, 2013 and $20,700,000 at December 31, 2012	--	--
Real estate held for sale	2,619,000	2,619,000
Investment in real estate loans, net of allowance for loan losses of $2,500,000 at March 31, 2013 and December 31, 2012	25,870,000	24,880,000
Due from related parties	74,000	333,000
Investment in and note receivable from MVP Realty Advisors, LLC	2,535,000	1,534,000
Other assets	89,000	127,000

Total assets	$39,520,000	$40,205,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$892,000	$1,080,000
Note payable	--	25,000
Deferred gain on sale of HFS	--	6,000

Total liabilities	892,000	1,111,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 10,000 shares at March 31, 2013 and no shares at December 31, 2012	(15,000)	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,069,805 shares issued and 12,059,805 outstanding at March 31, 2013 and 12,069,805 shares issued and outstanding at December 31, 2012	1,000	1,000
Additional paid-in capital	270,150,000	270,150,000
Accumulated deficit	(231,491,000)	(231,066,000)
Accumulated other comprehensive income (loss)	(17,000)	9,000
Total stockholders’ equity	38,628,000	39,094,000

Total liabilities and equity	$39,520,000	$40,205,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Revenues
Interest income from investment in real estate loans	$368,000	$268,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	139,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	40,000	61,000
Total revenues	408,000	468,000
Operating expenses
Management fees - related party	273,000	274,000
Provision for loan loss	--	765,000
Professional fees	219,000	252,000
Consulting fees	69,000	53,000
Insurance	73,000	73,000
Other	47,000	67,000
Total operating expenses	681,000	1,484,000
Loss from operations	(273,000)	(1,016,000)
Non-operating income (loss)
Interest income from banking institutions	--	1,000
Recovery from settlement with loan guarantor	15,000	--
Gain on sale of marketable securities	--	15,000
Settlement expense	--	(22,000)
Total other non-operating income (loss), net	15,000	(6,000)
Loss from continued operations, before taxes	(258,000)	(1,022,000)

Provision for income taxes	--	--

Loss from continued operations	(258,000)	(1,022,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	42,000	10,000
Expenses related to real estate held for sale	(209,000)	(554,000)
Total loss from discontinued operations	(167,000)	(544,000)

Net loss attributable to common stockholders	$(425,000)	$(1,566,000)

Basic and diluted loss per weighted average common share
Continuing operations	$(0.02)	$(0.08)
Discontinued operations	(0.02)	(0.01)
Total basic and diluted loss per weighted average common share	$(0.04)	$(0.09)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding, basic	12,059,805	12,531,405

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Net loss	$(425,000)	$(1,566,000)

Unrealized holding gains (losses)	(26,000)	6,000
Net change in unrealized gain (loss) on available-for-sale securities	(26,000)	6,000
Total Other Comprehensive Income (Loss), net of tax	(26,000)	6,000

Comprehensive Loss	$(451,000)	$(1,560,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Treasurty Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Stockholders' Equity at December 31, 2012	--	$--	12,069,805	$1,000	$270,150,000	$(231,066,000)	$9,000	$39,094,000

Net loss						(425,000)		(425,000)

Unrealized Loss on Marketable Securities – Related Party							(26,000)	(26,000)

Comprehensive Loss								(451,000)

Purchase treasury stock	10,000	(15,000)	(10,000)					(15,000)

Retire treasury stock	--	--	--		--			--

Stockholders' Equity at March 31, 2013(Unaudited)	10,000	$(15,000)	12,059,805	$1,000	$270,150,000	$(231,491,000)	$(17,000)	$38,628,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(425,000)	$(1,566,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	(40,000)	(61,000)
Gain related to recovery of allowance for loan loss	--	(139,000)
Provision for loan loss	--	765,000
Gain on sale of marketable securities	--	(15,000)
Gain related to recovery from settlement with loan guarantor	(15,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(1,000)	--
Due to/from related parties	259,000	85,000
Deferred gain on sale of HFS	(42,000)	(49,000)
Other assets	38,000	(209,000)
Accounts payable and accrued liabilities	(151,000)	(128,000)
Net cash used in operating activities	(377,000)	(1,317,000)

Cash flows from investing activities:
Investments in real estate loans	(3,257,000)	(4,996,000)
Proceeds from loan payoffs	1,902,000	2,301,000
Sale of investments in real estate loans to third parties	365,000	1,933,000
Proceeds from notes receivable	40,000	61,000
Investment in MVP Realty Advisors	(1,001,000)	(15,000)
Investment in notes receivable	--	(1,040,000)
Purchase of marketable securities	--	(1,011,000)
Sale of marketable securities	--	1,026,000
Net cash used in investing activities	(1,951,000)	(1,741,000)

Cash flows from financing activities:
Principal payments on note payable	(25,000)	(25,000)
Net cash used in financing activities	(25,000)	(25,000)

NET CHANGE IN CASH	(2,353,000)	(3,083,000)

Cash and cash equivalents, beginning of period	10,098,000	9,226,000

Cash and cash equivalents, end of period	$7,745,000	$6,143,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$--

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$2,130,000
Transfer of interest receivable to notes receivable	$--	$907,000
Investments in real estate loans and related allowances transferred to note receivable	$--	2,938,000
Adjustment to accrued interest and related allowance	$198,000	$--
Other real estate owned acquired through deed in lieu, net of prior allowance	$--	$8,963,000
Unrealized gain (loss) on marketable securities - related party	$(27,000)	$6,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition, we may invest in, acquire, manage or sell real property or acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,”“we,”“us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2012 annual report filed on Form 10-K.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of March 31, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  No shares were purchased pursuant to this plan.

In January 2013 we recorded 10,000 shares in treasury stock for $1.48 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $15,000.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of March 31, 2013, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of March 31, 2013, approximately 65% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, and Vestin TRS II, Inc., our wholly owned subsidiary.  Intercompany balances and transactions have been eliminated in consolidation.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also, included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note I – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2013 we had approximately $7.0 million and as of December 31, 2012, we had no funds in excess of the federally-insured limits.

As of March 31, 2013, 64% and 24% of our loans were in Nevada and California, respectively, compared to 55% and 24% of our loans were in Nevada and California, respectively, at December 31, 2012.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 43% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Nevada and California, with a first lien position.  Their interest rates are between 8% and 11%, and the aggregate outstanding balance is approximately $12.1 million.  As of March 31, 2013, our largest loan, totaling approximately $6.7 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The other two loans are secured by property in Nevada; each have an interest rate of 8% and are considered performing.  At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 45% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Nevada and California, with a first lien position.  Their interest rates ranged between 8% and 11%, and the aggregate outstanding balance was approximately $12.3 million.

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

Common Guarantors

As of March 31, 2013 and December 31, 2012, five and four loans totaling approximately $4.8 million and $5.8 million, respectively, representing approximately 16.9% and 21.3%, respectively, of our portfolio’s total value, had a common guarantor.  At March 31, 2013 and December 31, 2012, all of these loans were considered performing.

As of March 31, 2013 and December 31, 2012, five and four loans totaling approximately $10.1 and $7.9 million representing approximately 35.7% and 28.9%, respectively, of our portfolio’s total value had a common guarantor.  As of March 31, 2013 and December 31, 2012, all of these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of March 31, 2013, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of March 31, 2013). The balance on these loans was approximately $0.3 million as of March 31, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	16	$20,038,000	8.88%	70.63%	58.13%
Land	3	8,332,000	10.23%	29.37%	52.54%
Total	19	$28,370,000	9.28%	100.00%	56.33%

Investments in real estate loans as of December 31, 2012, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$19,648,000	9.06%	71.76%	62.32%
Land	2	7,732,000	10.33%	28.24%	48.60%
Total	17	$27,380,000	9.42%	100.00%	58.06%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2013 and December 31, 2012, was 8.74% and 8.87%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2013, and December 31, 2012:

Loan Type	Number of Loans	March 31, 2013 Balance*	Portfolio Percentage	Number of Loans	December 31, 2012 Balance*	Portfolio Percentage

First deeds of trust	17	$27,513,000	96.98%	16	$26,682,000	97.00%
Second deeds of trust	2	857,000	3.02%	1	698,000	3.00%
Total	19	$28,370,000	100.00%	17	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2013:

Non-performing and past due loans	$2,450,000
April 2013 – June 2013	11,880,000
July 2013 – September 2013	10,720,000
October 2013 – December 31, 2013	600,000
January 2014 – March 2014	2,400,000
Thereafter	320,000

Total	$28,370,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

California	$6,696,000	23.60%	$6,696,000	24.46%
Michigan	2,160,000	7.61%	2,160,000	7.89%
Nevada	18,043,000	63.60%	15,151,000	55.34%
Ohio	320,000	1.13%	321,000	1.17%
Texas	1,151,000	4.06%	1,151,000	4.20%
Utah	--	--	1,901,000	6.94%
Total	$28,370,000	100.00%	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2013	December 31, 2012
Balance per loan portfolio	$28,370,000	$27,380,000
Less:
Allowance for loan losses (a)	(2,500,000)	(2,500,000)
Balance per consolidated balance sheets	$25,870,000	$24,880,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2013 and December 31, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  Except as otherwise provided below, this loan has been placed on non-accrual of interest.

At March 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2013	Allowance for Loan Losses	Net Balance at March 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Allowance for Loan Losses	Net Balance at December 31, 2012

Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 98%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2013 and December 31, 2012:

	As of March 31 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	25,830,000	--	$25,830,000
Performing loans – related allowance	90,000	(50,000)	40,000
Subtotal performing loans	25,920,000	(50,000)	25,870,000

Total	$28,370,000	$(2,500,000)	$25,870,000

	As of December 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	24,655,000	--	24,655,000
Performing loans – related allowance	275,000	(50,000)	225,000
Subtotal performing loans	24,930,000	(50,000)	24,880,000

Total	$27,380,000	$(2,500,000)	$24,880,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2013, we have provided a specific reserve allowance for one non-performing loan and one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2013 and 2012 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 3/31/13
Commercial	$2,500,000	$--	$--	$--	$--	$2,500,000
Total	$2,500,000	$--	$--	$--	$--	$2,500,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 3/31/12
Commercial	$22,392,000	765,000	$(139,000)	$--	$(2,973,000)	$20,045,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$765,000	$(139,000)	$--	$(5,944,000)	$20,929,000

Extensions

As of March 31, 2013, our manager had granted extensions on ten outstanding loans totaling approximately $27.8 million of which our portion was approximately $17.3 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of March 31, 2013, nine loans that have been granted extensions are performing.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

As of March 31, 2013 and December 31, 2012, we owned 538,178 shares of VRM I’s common stock, representing approximately 8.50% of the total outstanding shares. The closing price of VRM I’s common stock on March 31, 2013, was $1.05 per share.

During the three months ended March 31, 2013, the trading price for VRM I’s common stock ranged from $1.00 to $1.25 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2013, we held five properties with a total carrying value of approximately $2.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$2,619,000
Real estate held for sale acquired through foreclosure	--
Proceeds on nonrefundable extension fee	--
Write down	--
Sale	--
Ending balance, March 31, 2013	$2,619,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2013 and 2012 were approximately $0.3 million, during each period.

As of March 31, 2013 and December 31, 2012, our manager owned 92,699 of our common shares, representing approximately 0.7% of our total outstanding common stock for both periods.

As of March 31, 2013 and December 31, 2012, we had receivables from our manager of approximately $20,000.

Transactions with Other Related Parties

As of March 31, 2013 and December 31, 2012, we owned 538,178 common shares of VRM I, representing approximately 8.5% of their total outstanding common stock for both periods.

As of March 31, 2013 and December 31, 2012, VRM I owned 537,078 of our common shares, representing approximately 4.4% of our total outstanding common stock for both periods.

As of March 31, 2013 and December 31, 2012, we had receivables from VRM I of approximately $36,000 and $0.2 million, respectively, primarily related to legal fees.

As of March 31, 2013 and December 31, 2012, we had receivables from Fund III of approximately $17,000 and $89,000, respectively.

NOTE H — INVESTMENT IN AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  As of March 31, 2013, we and MVPCP have loaned approximately $2.5 million and approximately $1.6 million, respectively, to MVPRA related to MVP REIT, Inc.

Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA.

Our participation in MVPRA was approved by the independent members of our Board of Directors.

NOTE I — FAIR VALUE

As of March 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2013 and December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/13	Carrying Value on Balance Sheet at 03/31/13
Assets
Investment in marketable securities - related party	$565,000	$--	$--	$565,000	$565,000
Investment in real estate loans	$--	$--	$25,917,000	$25,917,000	$28,370,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/12	Carrying Value on Balance Sheet at 12/31/12
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$24,500,000	$24,500,000	$24,880,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to March 31, 2013:

Investment in real estate loans

Balance on January 1, 2013	$24,500,000
Change in temporary valuation adjustment included in net loss
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	3,256,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(2,266,000)
Temporary change in estimated fair value based on future cash flows	427,000

Balance on March 31, 2013, net of temporary valuation adjustment	$25,917,000

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

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

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

For additional information, see Note L – Legal Matters Involving the Company

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinate secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property is operated as the Sheraton – Fort Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court funded by us, VRM I and VF III, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  1701 Commerce is working with potential buyers who have expressed interest in purchasing the hotel.

On January 2013, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $49 million. Pursuant to the agreements, a non-refundable earnest money deposit of $1,500,000 has been paid to the first lien holder by the buyer, which reduced the secured debt. The buyer has until June 3, 2013 to close the purchase of the hotel. Upon the satisfaction of all conditions included in the agreement, and subject to creditors of 1701 Commerce being paid and subject to court order, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

If the property is not sold by June 3, 2013, the senior lender is set to foreclose on June 4, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $0.9 million has been recognized which is included in write downs on real estate held for sale for the year ended December 31, 2012.

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

NOTE M— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

Subsequent to March 31, 2013 through the date of this report, we have loaned an additional $368,000 to MVPRA for use in connection with MVP REIT.

During April 2013 we funded a new loan of approximately $6.4 million which brought the Company below the 3% reserve requirement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

During the three months ended March 31 2013, we funded two loans totaling approximately $3.3 million.  During the three months ended March 31, 2012, we funded three loans totaling approximately $5 million.  As of March 31, 2013, our loan-to-value ratio was 56.3%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of March 31, 2013, we have provided a specific reserve allowance for one non-performing loan and one performing loan based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2013, our loans were in the following states: California, Michigan, Nevada, Ohio, and Texas.

We have made loans in excess of $2,500,000 to our 40% owned subsidiary, MVP Realty Advisors, the manager of MVP REIT.  We believe MVP Realty Advisors has the opportunity to generate significant fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Realty Advisors have not been significant.  Interest on our loan has been accruing.  We may not realize interest income from the loan to MVP Realty Advisors until it is able to generate sufficient fees to service the interest on our loan.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended March 31, 2013, to the three months ended March 31, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$368,000	$268,000	$100,000	37%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	139,000	(139,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	40,000	61,000	(21,000)	(34%)
Total	$408,000	$468,000	$(60,000)	(13%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Scheduled payments on fully reserved notes receivable and loans in 2012 resulted in a decrease in gain related to payoff of real estate loan and notes receivable.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$273,000	$274,000	$(1,000)	--
Provision for loan loss	--	765,000	(765,000)	(100%)
Professional fees	219,000	252,000	(33,000)	(13%)
Insurance	73,000	73,000	--	--
Consulting	69,000	53,000	16,000	30%
Other	47,000	67,000	(20,000)	(30%)
Total	$681,000	1,484,000	(803,000)	(54%)

Operating expenses were 54% higher during the three months ended March 31, 2012 largely as a result of a provision for loan losses that did not occur during the three months ended March 31, 2013.  Professional fees have decreased due to a decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Recovery from settlement with loan guarantor	15,000	--	15,000	100%
Gain on sale of marketable securities	--	15,000	(15,000)	(100%)
Settlement expense	--	(22,000)	22,000	100%
Total	$15,000	$(6,000)	$21,000	350%

During the three months ended March 31, 2012 we settled a lawsuit with an acquirer of property previously foreclosed upon and sold which resulted in an expense of approximately $22,000.  There were no such comparable expenses in the three months ended March 31, 2013.  The purchase and subsequent sale of marketable securities occurred during the three months ended March 31, 2012 resulting in a gain of approximately $15,000.  No such transaction occurred in the three months ended March 31, 2013.  In January 2013 we recorded 10,000 shares in treasury stock for $1.48 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $15,000.

See Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$42,000	$10,000	$(32,000)	(320%)
Expenses related to real estate held for sale	(209,000)	(554,000)	345,000	62%
Total	$(167,000)	$(544,000)	$377,000	69%

During the three months ended March 31, 2013 we recorded net gain of approximately $42,000 related to the sale of HFS in December 2011.  During the three months ended March 31, 2012 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  Expenses related to real estate held for sale was higher during the three months ended March 31, 2012 as a result of property being acquired during that time period.

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

During the three months ended March 31, 2013, net cash flows used in operating activities were approximately $0.4 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used by loan investments in new real estate loans of approximately $3.3 million and an investment in MVP Realty Advisors of approximately $1.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $2.3 million and proceeds from notes receivable of approximately $40,000.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $25,000 to finance our directors and officers insurance policy.

At March 31, 2013, we had approximately $7.7 million in cash, $0.6 million in marketable securities – related party and approximately $39.5 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA, the manager of an affiliated REIT.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of March 31, 2013, we and MVPCP have loaned approximately $2.5 million and approximately $1.6 million, respectively to MVPRA related to MVP REIT, Inc.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 15, 2013, we have not met our 3% reserve requirement due to the funding of a loan during April 2013 of approximately $6.4 million.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 19 real estate loans, as of March 31, 2013, with a balance of approximately $28.4 million as compared to investments in 17 real estate loans as of December 31, 2012, with a balance of approximately $27.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$372,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,861,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$3,722,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(372,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,861,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(3,722,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$284,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,418,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$2,837,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(284,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,418,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(2,837,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager and MVP Mortgage generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note J – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

During first quarter we replaced a financial accounting position which we believe enhanced the company’s internal control over financial controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note K – Legal Matters Involving the Manager and Note L – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2013, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	10,000	$1.48	--	$1,990,202
February 1 – February 28, 2013	--	--	--	1,990,202
March 1 – March 31, 2013	--	--	--	1,990,202

Total	10,000	$1.48	--	$1,990,202

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited) (iv) Consolidated Statement of Equity for the three months ended March 31, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 15, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 15, 2013

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

Date: May 15, 2013

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

Date: May 15, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 15, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: May 15, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage II, Inc.