Form 10-Q
period 2013-08-16
Vestin Realty Mortgage II, Inc
filed 2013-08-19
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-51892

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

As of August 14, 2013, there were 11,427,097 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	June 30,2013	December 31, 2012

Assets
Cash and cash equivalents	$11,425,000	$10,098,000
Marketable securities - related party	936,000	592,000
Notes receivable, net of allowance of $19,191,000 at June 30, 2013 and $20,700,000 at December 31, 2012	--	--
Real estate held for sale	2,614,000	2,619,000
Real estate loans, net of allowance for loan losses of $2,450,000 at June 30, 2013 and $2,500,000 at December 31, 2012	19,136,000	24,880,000
Due from related parties	61,000	333,000
Note receivable from MVP Realty Advisors, LLC	--	1,534,000
Other assets	740,000	149,000
Total assets	$34,912,000	$40,205,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$458,000	$1,080,000
Note payable	162,000	25,000
Deferred gain on sale of HFS	--	6,000
Total liabilities	620,000	1,111,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 642,708 shares at June 30, 2013 and no shares at December 31, 2012	(1,253,000)	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,069,805 shares issued and 11,427,097 outstanding at June 30, 2013 and 12,069,805 shares issued and outstanding at December 31, 2012	1,000	1,000
Additional paid-in capital	270,150,000	270,150,000
Accumulated deficit	(234,960,000)	(231,066,000)
Accumulated other comprehensive income	354,000	9,000
Total stockholders’ equity	34,292,000	39,094,000

Total liabilities and stockholders’ equity	$34,912,000	$40,205,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Interest income from investment in real estate loans	$402,000	$313,000	$770,000	$581,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	1,099,000	50,000	1,236,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	100,000	85,000	140,000	148,000
Total revenues	552,000	1,497,000	960,000	1,965,000

Operating expenses
Management fees - related party	276,000	274,000	549,000	549,000
Provision for loan loss	--	--	--	765,000
Impairment on MVP Realty Advisors	3,578,000	--	3,578,000-	--
Interest expense	1,000	--	1,000	--
Professional fees	271,000	335,000	490,000	587,000
Consulting	49,000	58,000	118,000	112,000
Insurance	71,000	73,000	144,000	146,000
Other	104,000	50,000	151,000	116,000
Total operating expenses	4,350,000	790,000	5,031,000	2,275,000

Income (loss) from operations	(3,798,000)	707,000	(4,071,000)	(310,000)

Non-operating income (loss)
Interest income from banking institutions	--	--	--	1,000
Recovery from settlement with loan guarantor	--	543,000	15,000	543,000
Gain on sale of marketable securities	--	--	--	15,000
Reversal of settlement reserve	374,000	--	374,000	--
Settlement expense	--	(22,000)	--	(44,000)
Total non-operating income, net	374,000	521,000	389,000	515,000

Provision for income taxes	--	--	--	--

Income (loss) from continuing operations	(3,424,000	1,228,000	(3,682,000)	205,000

Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	2,000	42,000	12,000
Expenses related to real estate held for sale	(45,000)	(289,000)	(254,000)	(842,000)
Write-downs on real estate held for sale	--	(1,420,000)	--	(1,420,000)
Total loss from discontinued operations	(45,000)	(1,707,000)	(212,000)	(2,250,000)

Net income (loss) attributable to common stockholders	$(3,469,000)	$(479,000)	$(3,894,000)	$(2,045,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.29)	0.10	(0.31)	0.01
Discontinued operations	(0.01)	(0.14)	(0.02)	(0.17)
Total basic and diluted income (loss) per weighted
average common share	$(0.30)	$(0.04)	$(0.33)	$(0.16)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	11,821,871	12,531,405	11,930,181	12,531,405

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(3,469,000)	$(479,000)	$(3,894,000)	$(2,045,000)

Unrealized holding income (loss) on available-for-sale securities – related party	371,000	(97,000)	345,000	(91,000)

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(3,098,000)	$(576,000)	$(3,549,000)	$(2,136,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,894,000)	$(2,045,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	(140,000)	(148,000)
Gain related to recovery of allowance for loan loss	(50,000)	(1,236,000)
Provision for loan loss	--	765,000
Impairment on investment in MVP Realty Advisors	3,578,000	--
Gain on sale of real estate held for sale	--	(12,000)
Gain on sale of marketable securities	--	(15,000)
Write-downs on real estate held for sale	--	1,420,000
Gain related to recovery from settlement with loan guarantor	(15,000)	(543,000)
Change in operating assets and liabilities:
Due to/from related parties	272,000	21,000
Deferred gain on sale of HFS	(6,000)	(64,000)
Other assets	(383,000)	147,000
Accounts payable and accrued liabilities	(622,000)	(93,000)
Net cash used in operating activities	(1,260,000)	(1,803,000)
Cash flows from investing activities:
Investments in real estate loans	(4,606,000)	(19,881,000)
Purchase of investments in real estate loans from VRM I	(1,200,000)	--
Proceeds from loan payoffs	7,721,000	12,697,000
Sale of investments in real estate loans
Related parties	1,500,000	--
Third parties	2,380,000	2,307,000
Proceeds from notes receivable	140,000	148,000
Proceeds from settlement from loan guarantor	--	543,000
Notes receivable from MVP Realty Advisors	(2,044,000)	(32,000)
Proceeds from sale of real estate held for sale	--	207,000
Proceeds on nonrefundable extension fees on real estate held for sale	--	12,000
Purchase of marketable securities	--	(1,011,000)
Sale of marketable securities	--	1,026,000
Net cash provided by (used in) investing activities	3,891,000	(3,984,000)
Cash flows from financing activities:
Purchase of treasury stock	(1,238,000)	(22,000)
Proceeds from distribution from real estate held for sale	5,000	--
Principal payments on notes payable	(71,000)	(146,000)
Net cash used in financing activities	(1,304,000)	(168,000)
NET CHANGE IN CASH	1,327,000	(5,955,000)
Cash and cash equivalents, beginning of period	10,098,000	9,226,000
Cash and cash equivalents, end of period	$11,425,000	$3,271,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$--
Non-cash investing and financing activities:
Transfer of fully allowed interest receivable and related allowance to real estate held for sale	$--	$2,334,000
Transfer of fully allowed interest receivable to notes receivable	$--	$907,000
Investments in real estate loans and related allowances transferred to note receivable	$--	$6,642,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$32,000
Note payable relating to prepaid D & O insurance	$208,000	$219,000
Other real estate owned acquired through deed in lieu, net of prior allowance	$--	$8,963,000
Unrealized gain (loss) on marketable securities - related party	$345,000	$(91,000)
Retirement of treasury stock	$--	$22,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

The consolidated financial statements include the accounts of VRM II, Vestin TRS II, Inc., our wholly owned subsidiary, and 1701 Commerce, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM I.  The securities are stated at fair value as determined by the closing market prices as of June 30, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and six months ended June 30, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  We record our treasury stock at cost method.  During the six months ended June 2013 we purchased 632,708 shares of treasury stock for approximately $1.3 million.

In January 2013 we recorded 10,000 shares in treasury stock for $1.48 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $15,000.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of June 30, 2013, we had not commenced investing in real property.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of June 30, 2013, approximately 50% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Amounts listed in other assets in the December 31, 2012 consolidated financial statements have been reclassified to conform to the June 30, 2013 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II, Vestin TRS II, Inc., our wholly owned subsidiary and 1701 Commerce, LLC.  Intercompany balances and transactions have been eliminated in consolidation.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, they would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2013 we had approximately $9.2 million of funds in excess of the federally-insured limits.

As of June 30, 2013, 52% and 31% of our loans were in Nevada and California, respectively, compared to 55% and 24% of our loans were in Nevada and California, respectively, at December 31, 2012.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 55% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in Nevada and California, with a first lien position.  Their interest rates are between 8% and 11%, and the aggregate outstanding balance is approximately $11.8 million.  As of June 30, 2013, our largest loan, totaling approximately $6.7 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The other two loans are secured by property in Nevada; each have an interest rate of 8% and are considered performing.  At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 45% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Nevada and California, with a first lien position.  Their interest rates ranged between 8% and 11%, and the aggregate outstanding balance was approximately $12.3 million.

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

Common Guarantors

As of June 30, 2013 and December 31, 2012, five and four loans totaling approximately $5.5 million and $5.8 million, respectively, representing approximately 25.5% and 21.3%, respectively, of our portfolio’s total value, had a common guarantor.  At June 30, 2013 and December 31, 2012 all of these loans were considered performing.

Additionally, as of June 30, 2013 and December 31, 2012, two and four loans totaling approximately $3.1 and $7.9 million representing approximately 14.3% and 28.9%, respectively, of our portfolio’s total value had a common guarantor.  As of June 30, 2013 and December 31, 2012, all of these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of June 30, 2013, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of June 30, 2013). The balance on these loans was approximately $0.3 million as of June 30, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	12	$13,759,000	9.40%	63.74%	61.69%
Land	3	7,827,000	10.31%	36.26%	38.40%
Total	15	$21,586,000	9.73%	100.00%	52.16%

Investments in real estate loans as of December 31, 2012, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$19,648,000	9.06%	71.76%	62.32%
Land	2	7,732,000	10.33%	28.24%	48.60%
Total	17	$27,380,000	9.42%	100.00%	58.06%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2013 and December 31, 2012, was 9.73% and 9.42%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2013, and December 31, 2012:

Loan Type	Number of Loans	June 30, 2013 Balance*	Portfolio Percentage	Number of Loans	December 31, 2012 Balance*	Portfolio Percentage

First deeds of trust	14	$21,427,000	99.26%	16	$26,682,000	97.00%
Second deeds of trust	1	159,000	0.74%	1	698,000	3.00%
Total	15	$21,586,000	100.00%	17	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2013:

Non-performing and past due loans	$2,450,000
July 2013 – September 2013	10,590,000
October 2013 – December 31, 2013	4,908,000
January 2014 – March 2014	495,000
April 2014 – June 2014	2,513,000
Thereafter	630,000

Total	$21,586,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

California	$6,696,000	31.02%	$6,696,000	24.46%
Michigan	2,160,000	10.01%	2,160,000	7.89%
Nevada	11,260,000	52.16%	15,151,000	55.34%
Ohio	319,000	1.48%	321,000	1.17%
Texas	1,151,000	5.33%	1,151,000	4.20%
Utah	--	--	1,901,000	6.94%
Total	$21,586,000	100.00%	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2013	December 31, 2012
Balance per loan portfolio	$21,586,000	$27,380,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,500,000)
Balance per consolidated balance sheets	$19,136,000	$24,880,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2013 and December 31, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest.

At June 30, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2013	Allowance for Loan Losses	Net Balance at June 30, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Allowance for Loan Losses	Net Balance at December 31, 2012

Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	19,136,000	--	$19,136,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	19,136,000	--	19,136,000

Total	$21,586,000	$(2,450,000)	$19,136,000

	As of December 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	24,655,000	--	24,655,000
Performing loans – related allowance	275,000	(50,000)	225,000
Subtotal performing loans	24,930,000	(50,000)	24,880,000

Total	$27,380,000	$(2,500,000)	$24,880,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2013 and 2012 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 6/30/13
Commercial	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales, Loan Pay Downs and Write Downs	Settlements	Transfers to REO or Notes Receivable	Balance at 6/30/12
Commercial	$22,392,000	765,000	$(13,567,000)	$--	$(3,670,000)	$5,920,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$765,000	$(13,567,000)	$--	$(6,641,000)	$6,804,000

Extensions

As of June 30, 2013, our manager had granted extensions on nine outstanding loans totaling approximately $34.1 million of which our portion was approximately $20.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of June 30, 2013, eight loans that have been granted extensions are performing.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES

As of June 30, 2013 and December 31, 2012, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.1% and 8.50%, respectively, of the total outstanding shares. The closing price of VRM I’s common stock on June 30, 2013, was $1.74 per share.

During the three months ended June 30, 2013, the trading price for VRM I’s common stock ranged from $1.02 to $2.19 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2013, we held five properties with a total carrying value of approximately $2.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  During May 2013 we, VRM I and VF III received a distribution in the amount of $600,000 of which our portion was approximately $5,000.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$2,619,000
Real estate held for sale acquired through foreclosure	--
Distributions	5,000
Write down	--
Sale	--
Ending balance, June 30, 2013	$2,614,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the six months ended June 30, 2013 and 2012 were approximately $0.5 million, during each period.

As of June 30, 2013 and December 31, 2012, our manager owned 92,699 of our common shares, representing approximately 0.8% and 0.7%, respectively, of our total outstanding common stock for both periods.

As of June 30, 2013 and December 31, 2012, we had receivables from our manager of approximately $20,000.

As of June 30, 2013 we had prepaid management fees of approximately $0.4 million for services to be performed from July to November 2013.  A discount of 8% will be applied to payments.

Transactions with Other Related Parties

As of June 30, 2013 and December 31, 2012, we owned 538,178 common shares of VRM I, representing approximately 9.1% and 8.5%, respectively, of their total outstanding common stock for both periods.

As of June 30, 2013 and December 31, 2012, VRM I owned 537,078 of our common shares, representing approximately 4.7% and 4.4%, respectively, of our total outstanding common stock for both periods.

As of June 30, 2013 and December 31, 2012, we had receivables from VRM I of approximately $33,000 and $0.2 million, respectively, primarily related to legal fees.

As of June 30, 2013 and December 31, 2012, we had receivables from Fund III of approximately $8,000 and $89,000, respectively.

During April 2013 we sold $1.5 million in investments in real estate loans to MVP REIT, Inc., an entity managed by a company majority owned by Mr. Shustek.

During April 2013 we purchased $1.2 million in investments in real estate loans from VRM I.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA. Our participation in MVPRA was approved by the independent members of our Board of Directors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  As of June 30, 2013, we and MVPCP have loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVPRA related to MVP REIT, Inc.  On June 30, 2013, MVPCP decided to forgive the full amount of this loan. We have not forgiven the balance due from MVPRA however the decision by MVPRA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVPRA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable as of June 30, 2013. Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA. We will continue to review this investment and note receivable to determine whether future advances should be funded to MVPRA.

NOTE I — NOTE RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion was approximately $12.6 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $6.6 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of $9.3 million less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During June 2013, we terminated the unsecured note receivable on one of the properties, 8960 Sunset Road, with a balance of $1.5 million, of which our portion was approximately $1.4 million.  We also in connection with the termination released the guarantor who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005 and forfeited our rights to participate in the operating profits and any aggregate sales proceeds of approximately $1.4 million less operating profits previously received related to the property located at 8960 Sunset Road.  We terminated this agreement in relation to MVP REIT an entity managed by a company majority owned by Mr. Shustek, acquiring this property. The Manager believes that terminating the unsecured notes receivable was in our best interest since we own a 40% interest in MVP Realty Advisor which manages MVP REIT. MVP Realty Advisor will directly benefit from this transaction through the receipt of acquisition fees of 3% of the purchase price, asset management fees of 0.85% of total asset, debt service fees of the aggregate debt financed and potential future disposition fees of 3% of sale price. We will benefit from 40% of these fees to the extent they exceed operating expenses.  VRM I and VF III received shares of common stock of MVP REIT for their interest in the unsecured notes receivable. VRM I and VF III have no interest in MVP Realty Advisor. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are subject to approximately $8.0 million in unsecured notes receivable held by the Company.  The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $1.9 million, (ii) the 8905 Property is $6.0 less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million,, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million,(iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million, and (v) the 8930 Property is $15.0 million less debt assumed in the approximate amount of $10.8 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $1.9 million. The purchase of the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt.  The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. We have agreed to terminate the unsecured note receivable upon the closing of each building by MVP REIT. The Manager believes that terminating the unsecured notes receivable was in our best interest since we own a 40% interest in MVP Realty Advisor which manages MVP REIT. MVP Realty Advisor will directly benefit from this transaction through the receipt of acquisition fees of 3% of the purchase price, asset management fees of 0.85% of total asset, debt service fees of the aggregate debt financed and potential future disposition fees of 3% of sale price. We will benefit from 40% of these fees to the extent they exceed operating expenses.  VRM I and VF III received shares of common stock of MVP REIT for their interest in the unsecured notes receivable. VRM I and VF III have no interest in MVP Realty Advisor. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT.

NOTE J — FAIR VALUE

As of June 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2013 and December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/13	Carrying Value on Balance Sheet at 6/30/13
Assets
Investment in marketable securities - related party	$936,000	$--	$--	$936,000	$936,000
Investment in real estate loans	$--	$--	$19,037,000	$19,037,000	$19,136,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/12	Carrying Value on Balance Sheet at 12/31/12
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$24,500,000	$24,500,000	$24,880,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to June 30, 2013:

Investment in real estate loans

Balance on January 1, 2013	$24,500,000
Change in temporary valuation adjustment included in net loss
Net decrease in allowance for loan losses	50,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	5,914,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(7,721,000)
Sale of assets to related parties	(1,500,000)
Sale of assets to third parties	(2,488,000)
Temporary change in estimated fair value based on future cash flows	282,000

Balance on June 30, 2013, net of temporary valuation adjustment	$19,037,000

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property.  The property is operated as the Sheraton Hotel and Spa– Fort Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the Hotel.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court to be funded by us, VRM I and VF III.  The sum of $0.2 million was expended from this account, leaving the sum of $0.8 million.  Within the next 45 days 1701 Commerce will seek to return of these funds as well as an additional $0.2 million which was deposited into a Texas State court account.

The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are to be held in a debtor in possession account subject to the Hotel’s operating accounts payable and the balance subject to claims made through the bankruptcy court.

We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

During September 2010, we established reserves related to a litigation settlement.  As of June 30, 2013, management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as reversal of settlement reserve.

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

Subsequent to June 30, 2013 through the date of this report, we have loaned an additional $666,000 to MVPRA for use in connection with MVP REIT.

During July 2013, we purchased 228,598 shares of Owens Realty Mortgage, Inc. This company is a publicly traded REIT and the shares were deemed to be part of our 3% working capital reserve.

During July 2013 we received 14,935 shares in treasury stock for $1.61 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $24,000.

After June 30, 2013, the Company purchased $1.0 million investment in real estate loan from MVP REIT.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are subject to approximately $8.0 million in unsecured notes receivable held by the Company.  The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $1.9 million, (ii) the 8905 Property is $6.0 less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million,, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million,(iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $1.5 million, of which our portion was approximately $1.4 million, and (v) the 8930 Property is $15.0 million less debt assumed in the approximate amount of $10.8 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $1.9 million. The purchase for the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt.  The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. We have agreed to terminate the unsecured note receivable upon the closing of each building by MVP REIT. The Manager believes that terminating the unsecured notes receivable was in our best interest since we own a 40% interest in MVP Realty Advisor which manages MVP REIT. MVP Realty Advisor will directly benefit from this transaction through the receipt of acquisition fees of 3% of the purchase price, asset management fees of 0.85% of total asset, debt service fees of the aggregate debt financed and potential future disposition fees of 3% of sale price. We will benefit from 40% of these fees to the extent they exceed operating expenses.  VRM I and VF III received shares of common stock of MVP REIT for their interest in the unsecured notes receivable. VRM I and VF III have no interest in MVP Realty Advisor. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT. For additional information see Note I – Notes Receivable.

On July 31, 2013, the Company announced that it has formed a limited liability company with MVP REIT to acquire an approximately 0.75 acre parking facility in downtown Fort Lauderdale, Florida for $3.4 million before closing and other related costs. The Company will hold a 68% interest in the limited liability company and MVP REIT will hold a 32% interest in the limited liability company. The limited liability company will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with ten (10) days written notice, to purchase the Company’s interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to MVP REIT’s Capital Contribution plus a 7.5% annual cumulative return less any Distributions received by MVP REIT.

The acquisition for the property closed July 31, 2013.  Located at 208 SE 6th Street, the 32,750 square-foot site contains a 66-space car lot and 4,017 square-foot office building directly across from the Broward County Courthouse.

In addition to the acquisition of the Ft. Lauderdale parking facility, as part of the purchase agreement, the Company partnered with MVP REIT to acquire five additional parking facilities from the same seller.  The total purchase price for the five (5) parking facilities and the Ft Lauderdale parking facility is Thirteen Million Five Hundred Thousand Dollars ($13,500,000).  These five parking facilities are located in the following cities: Baltimore, Maryland; Kansas City, Missouri; St. Louis, Missouri and two parking facilities in Memphis, Tennessee.  Each parking facility will be placed into a separate limited liability company with the interests of the Company and MVP REIT to be issued in accordance with their respective capital contributions.  A One Million Dollar ($1,000,000) earnest money deposit was deposited pursuant to the purchase agreement of which $500,000 was applied to the Ft Lauderdale parking facility purchase.  The earnest money deposit is refundable under a limited number of circumstances. The closing for the five (5) parking facilities is anticipated on September 10, 2013. All of the parking facilities are currently leased to tenants under triple net leases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

We believe that the current level of our non-performing assets is a direct result of the deterioration of the economy and credit markets several years ago.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  While the general economy has improved, the commercial real estate markets in many of the areas where we make loans have not recovered from the downturn.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

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

During the six months ended June 30, 2013, we funded three loans totaling approximately $5.9 million.  During the six months ended June 30, 2012, we funded twelve loans totaling approximately $19.9 million.  During the six months ended June 30, 2013 we had a significant loan that was not completed due to circumstances out of our control.  As of June 30, 2013, our loan-to-value ratio was 52.2%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of June 30, 2013, we have provided a specific reserve allowance for one non-performing loan for the full amount of the loan.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of June 30, 2013, our loans were in the following states: California, Michigan, Nevada, Ohio, and Texas.

We have made loans totaling in excess of $3,578,000 to our 40% owned subsidiary, MVP Realty Advisors, the manager of MVP REIT.  We believe MVP Realty Advisors has the opportunity to generate significant fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Realty Advisors have not been significant.  Interest on our loan has been accruing.  We may not realize interest income from the loan to MVP Realty Advisors until it is able to generate sufficient fees to service the interest on our loan.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended June 30, 2013, to the three months ended June 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$402,000	$313,000	$89,000	28%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	1,099,000	(1,049,000)	(96%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	100,000	85,000	15,000	18%
Total	$552,000	$1,497,000	$(945,000)	(63%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  While the loan portfolio balance for second quarter 2012 was significantly higher than it is for second quarter 2013, there were also more non-performing loans at June 30, 2012 than at June 30, 2013.  All loans in the portfolio at June 30, 2013, with the exception of one, are performing.  This resulted in an increase in interest income for 2013 compared to 2012.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million, to a third party.  We received a payment of approximately $1.0 million which was recorded as a gain.  There was no comparable transaction in the second quarter of 2013.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$276,000	$274,000	$2,000	1%
Impairment of investment in MVP Realty Advisor	3,578,000	--	3,578,000	100%
Interest expense	1,000	--	1,000	100%
Professional fees	271,000	335,000	(64,000)	(19%)
Insurance	71,000	73,000	(2,000)	(3%)
Consulting	49,000	58,000	(9,000)	(16%)
Other	104,000	50,000	54,000	108%
Total	$4,350,000	790,000	3,560,000	451%

Operating expenses were 451% higher during the three months ended June 30, 2013 than during the three months ended June 30, 2012.  This increase in expense is primarily due to an impairment of the Investment in MVP Realty Advisor.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  Additionally, professional fees decreased as a result from a significant decrease in pending litigation and merger activity.  Other expense increased in 2013 due to expenses related to merger proxy.

For additional information see Note H – Investment in and Note Receivable from MVP Realty Advisors and Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Recovery from settlement with loan guarantor	$--	$543,000	$(543,000)	(100%)
Other income	374,000	--	374,000	100%
Settlement expense	--	(22,000)	22,000	100%
Total	$374,000	$521,000	$(147,000)	(28%)

During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as other income.  During the three months ended June 30, 2012 we settled a lawsuit which resulted in an expense of approximately $22,000.  In addition, we received from plaintiff 14,374 shares of the company’s stock that is now held as treasury stock.  There were no such comparable expenses in the three months ended June 30, 2013.  In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012.

For additional information see Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$2,000	$(2,000)	(100%)
Expenses related to real estate held for sale	(45,000)	(289,000)	244,000	84%
Write down on real estate held for sale	--	(1,420,000)	1,420,000	100%
Total	$(45,000)	$(1,707,000)	$1,662,000	97%

During the three months ended June 30, 2012, we recorded net gains on sale of real estate held for sale for a property sold during the quarter.  Expenses related to real estate held for sale was higher as a result of property being acquired during February 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties

For additional information see Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2013, to the six months ended June 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$770,000	$581,000	$189,000	33%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	1,236,000	(1,186,000)	(96%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	140,000	148,000	(8,000)	(5%)
Total	$960,000	$1,965,000	$(1,005,000)	(51%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  While the loan portfolio balance through second quarter 2012 was significantly higher than it is through second quarter 2013, there were also more non-performing loans at June 30, 2012 than at June 30, 2013.  All loans in the portfolio at June 30, 2013, with the exception of one, are performing.  This resulted in an increase in interest income for 2013 compared to 2012.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million which was recorded as a gain.  There was no comparable transaction in the six months ended June 30, 2013.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$549,000	$549,000	$--	--
Provision for loan loss	--	765,000	(765,000)	(100%)
Impairment of investment in MVP Realty Advisors	3,578,000	--	3,578,000	100%
Interest expense	1,000	--	1,000	100%
Professional fees	490,000	587,000	(97,000)	(17%)
Insurance	144,000	146,000	(2,000)	(1%)
Consulting	118,000	112,000	6,000	5%
Other	151,000	116,000	35,000	30%
Total	$5,031,000	2,275,000	2,756,000	122%

Operating expenses were 122% higher during the six months ended June 30, 2012 primarily due to an impairment of the Investment in MVP Realty Advisor.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  Additional, the provision for loan losses necessary in 2012 did not occur during the six months ended June 30, 2013.  In addition, there was a decrease in professional fees resulting from a significant decrease in pending litigation and merger activity.  Other expense increased in 2013 due to expenses related to merger proxy.

For additional information see “Specific Loan Allowance” in Note D – Investments in Real Estate Loans, Note H – Investment in and Note Receivable from MVP Realty Advisors and Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Recovery from settlement with loan guarantor	15,000	543,000	(528,000)	(97%)
Other income	374,000	--	374,000	100%
Gain on sale of marketable securities	--	15,000	(15,000)	(100%)
Settlement expense	--	(44,000)	44,000	100%
Total	$389,000	$515,000	$(126,000)	(24%)

During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013 management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as other income.  In January 2013 we recorded 10,000 shares in treasury stock for $1.48 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $15,000.  During the six months ended June 30, 2012 we settled two lawsuits, resulting in an expense of approximately $44,000.  In addition, we received from plaintiff 14,374 shares of the company’s stock that is now held as treasury stock.  The purchase and subsequent sale of marketable securities occurred during the six months ended June 30, 2012, resulting in a gain of approximately $15,000.  No such transactions occurred in the six months ended June 30, 2013.  In addition, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $543,000 during April 2012.

For additional information see Note L – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$42,000	$12,000	$30,000	250%
Expenses related to real estate held for sale	(254,000)	(842,000)	588,000	70%
Write downs on real estate held for sale	--	(1,420,000)	1,420,000	100%
Total	$(212,000)	$(2,250,000)	$2,038,000	91%

During the three months ended March 31, 2013 we recorded net gain of approximately $42,000 related to the sale of HFS in December 2011.  During the six months ended June 30, 2012, we recorded net gains on sale of real estate held for sale for a property sold.  Expenses related to real estate held for sale was higher as a result of property being acquired during February 2012.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note F — Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2013, net cash flows used in operating activities were approximately $1.3 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used for investments in new real estate loans of approximately $5.9 million and an investment in MVP Realty Advisors of approximately $2.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $11.7 million and proceeds from notes receivable of approximately $0.1 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $71,000 to finance our directors and officers insurance policy and purchase of treasury stock for approximately $1.2 million.  Cash flows provided by investing activities totaled approximately $5,000 and were from a distribution from real estate held for sale.

At June 30, 2013, we had approximately $11.4 million in cash, $0.9 million in marketable securities – related party and approximately $34.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA, the manager of an affiliated REIT.  Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”), contributed $1,500 for a 60% interest in MVPRA.  We and MVPCP anticipate providing additional funds to MVPRA, either in the form of capital contributions or loans.  The amount and nature of such funding arrangements cannot be determined at this time. As of June 30, 2013, we and MVPCP have loaned approximately $3.6 million and approximately $1.6 million, respectively to MVPRA related to MVP REIT, Inc.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2013, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 15 real estate loans, as of June 30, 2013, with a balance of approximately $21.6 million as compared to investments in 17 real estate loans as of December 31, 2012, with a balance of approximately $27.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$311,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,557,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$3,114,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(311,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,557,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(3,114,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$216,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,079,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$2,159,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(216,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(1,079,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(2,159,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2013, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	--	$--	--	$1,990,202
May 1 – May 31, 2013	632,708	1.94	632,708	737,202
June 1 – June 30, 2013	--	--	--	737,202

Total	632,708	$1.94	632,708	$737,202

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited) (iv) Consolidated Statement of Equity for the three months ended June 30, 2013 (unaudited) (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 14, 2013

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

Date: August 14, 2013

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

Date: August 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: August 14, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage II, Inc.