Form 10-Q
period 2013-09-30
Vestin Realty Mortgage II, Inc
filed 2013-11-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 11,292,339 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$2,027,000	$10,098,000
Accounts Receivable	15,000	--
Marketable securities - related party	920,000	592,000
Investments in marketable securities	4,116,000	--
Interest and other receivables, net of allowance of $3,022,000 at September 30, 2013 and $2,428,000 at December 31, 2012	10,000	22,000
Notes receivable, net of allowance of $13,994,000 at September 30, 2013 and $20,700,000 at December 31, 2012	--	--
Real estate held for sale	2,553,000	2,619,000
Real estate loans, net of allowance for loan losses of $2,450,000 at September 30, 2013 and $2,500,000 at December 31, 2012	14,811,000	24,880,000
Investment in equity method investee	1,183,000	--
Land and improvements	2,600,000	--
Building and improvements	7,800,000	--
Accumulated depreciation	(22,000)	--
Total investments in real estate, net	10,378,000	--
Due from related parties	12,000	333,000
Investment in and note receivable from MVP Realty Advisors, LLC, net of allowance	--	1,534,000
Assets held for sale	3,118,000	--
Other assets	439,000	127,000
Total assets	$39,582,000	$40,205,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$346,000	$1,080,000
Note payable	93,000	25,000
Liabilities related to assets held for sale	11,000	--
Deferred gain on sale of HFS	--	6,000
Total liabilities	450,000	1,111,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, no shares at September 30, 2013 and December 31, 2012	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,292,339 shares issued and outstanding at September 30, 2013 and 12,069,805 shares issued and outstanding at December 31, 2012	1,000	1,000
Additional paid-in capital	268,646,000	270,150,000
Accumulated deficit	(236,368,000)	(231,066,000)
Accumulated other comprehensive income	810,000	9,000
Total stockholders’ equity before non-controlling interest	33,089,000	39,094,000
Non-controlling interest	6,043,000	--
Total equity	39,132,000	39,094,000

Total liabilities and stockholders’ equity	$39,582,000	$40,205,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Interest income from investment in real estate loans	$267,000	$427,000	$1,037,000	$1,008,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	31,000	50,000	1,268,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	66,000	79,000	206,000	226,000
Rental revenue	53,000	--	53,000	--
Total revenues	386,000	537,000	1,346,000	2,502,000

Operating expenses
Management fees - related party	267,000	242,000	816,000	791,000
Provision for loan loss	--	50,000	--	815,000
Impairment on MVP Realty Advisors	1,553,000	--	5,131,000	--
Interest expense	3,000	2,000	4,000	2,000
Acquisition expense	131,000	--	131,000	--
Depreciation	22,000	--	22,000	--
Professional fees	171,000	166,000	661,000	753,000
Consulting	30,000	49,000	148,000	161,000
Insurance	71,000	73,000	215,000	219,000
Other	25,000	26,000	176,000	143,000
Total operating expenses	2,273,000	608,000	7,304,000	2,884,000

Loss from operations	(1,887,000)	(71,000)	(5,958,000)	(382,000)

Non-operating income (loss)
Interest income from banking institutions	--	--	--	1,000
Recovery from settlement with loan guarantor	24,000	203,000	39,000	746,000
Settlement income	--	90,000	--	90,000
Dividend income	8,000	--	8,000	--
Loss on investment in equity method investee	(58,000)	--	(58,000)	--
Gain on sale of marketable securities	292,000	--	292,000	15,000
Reversal of settlement reserve	--	--	374,000	--
Settlement expense	--	--	--	(66,000)
Total non-operating income, net	266,000	293,000	655,000	786,000

Provision for income taxes	--	--	--	--

Income (loss) from continuing operations	(1,621,000)	222,000	(5,303,000)	404,000

Discontinued operations, net of income taxes
Net gain (loss) on sale of real estate held for sale	(2,000)	--	40,000	12,000
Expenses related to real estate held for sale	(24,000)	(252,000)	(278,000)	(1,094,000)
Recovery from 1701 Commerce	221,000	--	221,000	--
Income (loss) from asset held for sale, net of income taxes	(21,000)	95,000	(21,000)	95,000
Write-downs on real estate held for sale	--	--	--	(1,420,000)
Total income (loss) from discontinued operations	174,000	(157,000)	(38,000)	(2,407,000)

Income (loss) before provision for income taxes	(1,447,000)	65,000	(5,341,000)	(2,003,000)

Allocation to non-controlling interest	(40,000)	9,000	(40,000)	9,000
Net income (loss) attributable to common stockholders	$(1,407,000)	$56,000	$(5,301,000)	$(2,012,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.14)	0.02	(0.45)	0.03
Discontinued operations	0.02	(0.01)	0.00	(0.20)
Total basic and diluted income (loss) per weighted
average common share	$(0.12)	$0.01	$(0.45)	$(0.17)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	11,364,763	12,273,764	11,736,267	12,444,897

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(1,447,000)	$65,000	$(5,341,000)	$(2,003,000)

Unrealized holding income on available-for-sale securities	472,000	--	472,000	--
Unrealized holding income (loss) on available-for-sale securities – related party	(16,000)	231,000	338,000	140,000
Comprehensive income (loss)	(991,000)	296,000	(4,531,000)	(1,863,000)
Net (income) attributable to noncontrolling interest	40,000	(9,000)	40,000	(9,000)
Comprehensive income (loss) attributable to Vestin Realty Mortgage II, Inc.	$(951,000)	$287,000	$(4,491,000)	$(1,872,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,341,000)	$(2,003,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,000	--
Recovery of allowance for doubtful notes receivable	(206,000)	(226,000)
Gain related to recovery of allowance for loan loss	(50,000)	(1,268,000)
Provision for loan loss	--	815,000
Impairment on investment in MVP Realty Advisors	5,131,000	--
Gain on sale of real estate held for sale	(40,000)	(12,000)
Gain on sale of marketable securities	(292,000)	(15,000)
Dividend income	(8,000)	--
Gain on proceeds from settlement	--	(90,000)
Loss on investment in equity method investee	58,000	--
Write-downs on real estate held for sale	--	1,420,000
Gain related to recovery from settlement with loan guarantor	(39,000)	(746,000)
Change in operating assets and liabilities:
Assets held for sale, net of liabilities	21,000	(95,000)
Due to/from related parties	321,000	(78,000)
Accounts receivable	(15,000)
Interest and other receivables	11,000	(9,000)
Deferred gain on sale of HFS	--	(72,000)
Other assets	(74,000)	154,000
Reversal of settlement reserve	(374,000)	--
Accounts payable and accrued liabilities	(324,000)	(27,000)
Net cash used in operating activities	(1,199,000)	(2,252,000)
Cash flows from investing activities:
Investments in real estate loans	(8,146,000)	(22,886,000)
Purchase of investments in real estate loans from	(1,200,000)	--
VRM I	--	(300,000)
Related parties	(1,000,000)	(70,000)
Proceeds from loan payoffs	12,431,000	15,159,000
Sale of investments in real estate loans to
VRM I	--	1,000,000
Related parties	1,500,000	--
Third parties	6,534,000	3,193,000
Proceeds from notes receivable	206,000	226,000
Proceeds from dividend income	8,000	--
Proceeds from settlement from loan guarantor	--	746,000
Proceeds from settlement	--	90,000
Investment in real estate	(5,882,000)	--
Investments in MVP Realty Advisors, LLC	(3,597,000)	(534,000)
Investment in asset held for sale	(1,595,000)	--
Investment in equity method investee	(1,241,000)	--
Proceeds from sale of real estate held for sale	--	207,000
Proceeds on nonrefundable earnest money deposit on real estate held for sale	61,000	24,000
Investment in asset held for sale	--	(900,000)
Purchase of marketable securities	(5,040,000)	(1,011,000)
Proceeds from sale of marketable securities	1,689,000	1,026,000
Net cash used in investing activities	(5,272,000)	(4,030,000)

The accompanying notes are an integral part of these consolidated statements.

	For the Nine Months Ended September 30,
Cash flows from financing activities:	2013	2012
Purchase of treasury stock	(1,465,000)	(665,000)
Proceeds from distribution from real estate held for sale	5,000	--
Principal payments on notes payable	(140,000)	(170,000)
Net cash used in financing activities	(1,600,000)	(835,000)
NET CHANGE IN CASH	(8,071,000)	(7,117,000)
Cash and cash equivalents, beginning of period	10,098,000	9,226,000
Cash and cash equivalents, end of period	$2,027,000	$2,109,000

Supplemental disclosures of cash flows information:
Interest paid	$4,000	$2,000
Non-cash investing and financing activities:
Transfer of fully allowed interest receivable and related allowance to real estate held for sale	$--	$2,334,000
Adjustment to accrued interest and related allowance	--	(789,000)
Transfer of fully allowed interest receivable to notes receivable	$--	$907,000
Investments in real estate loans and related allowances transferred to note receivable	$--	6,642,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$32,000
Note payable relating to prepaid D & O insurance	$208,000	$219,000
Other real estate owned acquired through deed in lieu, net of prior allowance	$--	$8,963,000
Non-controlling interest portion of investment in real estate	$4,518,000	$--
Unrealized gain on marketable securities	$472,000	$--
Unrealized gain (loss) on marketable securities - related party	$388,000	$(140,000)
Retirement of treasury stock	$--	$(855,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The consolidated financial statements include the accounts of VRM II; Vestin TRS II, Inc., our wholly owned subsidiary; 1701 Commerce, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; and MVP PF Baltimore, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investment in Marketable Securities  and Investment in Marketable Securities– Related Party

Investment in marketable securities and marketable securities – related party consists of stock in a publicly traded companies that invest in loans collateralized by real estate and VRM I.  The securities are stated at fair value as determined by the closing market prices as of September 30, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three and nine months ended September 30, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect them to be reinstating dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  We record our treasury stock at cost method.  During the nine months ended September 30, 2013, we purchased 777,466 shares of treasury stock for approximately $1.5 million.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

In January 2013 we recorded 10,000 shares in treasury stock for $1.48 a share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $15,000.

Segments

We are currently authorized to operate two reportable segments, investments in real estate loans and investments in real property.  As of September 30, 2013, the Company operates both segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.  Current market conditions have impaired our ability to be fully invested in real estate loans and real estate investments.  As of September 30, 2013, approximately 37% of our assets, net of allowance for loan losses, are classified as investments in real estate loans.

Reclassifications

Amounts listed in other assets in the December 31, 2012 consolidated financial statements have been reclassified to conform to the September 30, 2013 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Vestin TRS II, Inc., our wholly owned subsidiary; 1701 Commerce, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; and MVP PF Baltimore, LLC    Intercompany balances and transactions have been eliminated in consolidation.

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

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2013, we had approximately $1.7 million of funds in excess of the federally-insured limits.

As of September 30, 2013, 39% and 34% of our loans were in California and Nevada, respectively, compared to 55% and 24% of our loans being in Nevada and California, respectively, at December 31, 2012.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 65% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in California, Nevada and Michigan, with a first lien position.  Their interest rates are between 9% and 15%, and the aggregate outstanding balance is approximately $11.3 million.  As of September 30, 2013, our largest loan, totaling approximately $6.7 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The second loan is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan is secured by property in Michigan with an interest rate of 9% and is considered performing.  At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 45% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Nevada and California, with a first lien position.  Their interest rates ranged between 8% and 11%, and the aggregate outstanding balance was approximately $12.3 million.

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

Common Guarantors

As of September 30, 2013 and December 31, 2012, six and four loans totaling approximately $4.3 million and $5.8 million, respectively, representing approximately 25.1% and 21.3%, respectively, of our portfolio’s total value, had a common guarantor.  At September 30, 2013 and December 31, 2012, all of these loans were considered performing.

Additionally, as of December 31, 2012, four loans totaling approximately $7.9 million representing approximately 28.9% of our portfolio’s total value had a common guarantor.  As of December 31, 2012, all of these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2013 and December 31, 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of September 30, 2013, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of September 30, 2013). The balance on these loans was approximately $0.3 million as of September 30, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2013 and December 31, 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	12	$9,509,000	10.01%	55.09%	65.76%
Land	3	7,752,000	10.33%	44.91%	37.60%
Total	15	$17,261,000	10.15%	100.00%	49.89%

Investments in real estate loans as of December 31, 2012, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$19,648,000	9.06%	71.76%	62.32%
Land	2	7,732,000	10.33%	28.24%	48.60%
Total	17	$27,380,000	9.42%	100.00%	58.06%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2013 and December 31, 2012, was 9.35% and 9.42%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2013, and December 31, 2012:

Loan Type	Number of Loans	September 30, 2013 Balance*	Portfolio Percentage	Number of Loans	December 31, 2012 Balance*	Portfolio Percentage
First deeds of trust	14	$17,102,000	99.08%	16	$26,682,000	97.00%
Second deeds of trust	1	159,000	0.92%	1	698,000	3.00%
Total	15	$17,261,000	100.00%	17	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2013:

Non-performing and past due loans	$2,450,000
October 2013 – December, 2013	4,396,000
January 2014 – March 2014	2,105,000
April 2014 – June 2014	211,000
July 2014 – September 2014	7,780,000
October 2014 – December 2014	--
Thereafter	319,000

Total	$17,261,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

Arizona	$1,084,000	6.28%	$--	--
California	6,696,000	38.79%	6,696,000	24.46%
Michigan	2,160,000	12.51%	2,160,000	7.89%
Nevada	5,851,000	33.90%	15,151,000	55.34%
Ohio	319,000	1.85%	321,000	1.17%
Texas	1,151,000	6.67%	1,151,000	4.20%
Utah	--	--	1,901,000	6.94%
Total	$17,261,000	100.00%	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2013	December 31, 2012
Balance per loan portfolio	$17,261,000	$27,380,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,500,000)
Balance per consolidated balance sheets	$14,811,000	$24,880,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2013 and December 31, 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At September 30, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2013	Allowance for Loan Losses	Net Balance at September 30, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Allowance for Loan Losses	Net Balance at December 31, 2012

Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	14,811,000	--	$14,811,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	14,811,000	--	14,811,000

Total	$17,261,000	$(2,450,000)	$14,811,000

	As of December 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	24,655,000	--	24,655,000
Performing loans – related allowance	275,000	(50,000)	225,000
Subtotal performing loans	24,930,000	(50,000)	24,880,000

Total	$27,380,000	$(2,500,000)	$24,880,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2013 and 2012 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 9/30/13
Commercial	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 9/30/12
Commercial	$22,392,000	815,000	$(14,295,000)	$(3,250,000)	$(2,973,000)	$2,689,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	--	--	884,000
Total	$26,247,000	$815,000	$(14,295,000)	$(3,250,000)	$(5,944,000)	$3,573,000

Extensions

As of September 30, 2013, our manager had granted extensions on seven outstanding loans totaling approximately $21.6 million of which our portion was approximately $15.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of September 30, 2013, six loans that have been granted extensions are performing.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2013 and December 31, 2012, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.1% and 8.50%, respectively, of the total outstanding shares. The closing price of VRM I’s common stock on September 30, 2013, was $1.71 per share.

During the three months ended September 30, 2013, the trading price for VRM I’s common stock ranged from $1.48 to $2.03 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES

As of September 30, 2013, we owned 245,272 shares of publicly traded companies that invest in loans collateralized by real estate. The closing prices of the common stock on September 30, 2013 resulted in an unrealized gain of approximately $472,000. Additionally, for the nine months ended September 30, 2013, we sold 145,549 shares for a realized gain of approximately $292,000.

NOTE G — REAL ESTATE HELD FOR SALE

At September 30, 2013, we held five properties with a total carrying value of approximately $2.6 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  During May 2013 we, VRM I and VF III received a distribution in the amount of $600,000 of which our portion was approximately $5,000.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$2,619,000
Nonrefundable earnest money deposit	(61,000)
Distributions	(5,000)
Write down	--
Sale	--
Ending balance, September 30, 2013	$2,553,000

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

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the nine months ended September 30, 2013 and 2012 were approximately $0.8 million, during each period.

As of September 30, 2013 and December 31, 2012, our manager owned 92,699 of our common shares, representing approximately 0.8% and 0.7%, respectively, of our total outstanding common stock at the respective dates.

As of September 30, 2013 and December 31, 2012, we had receivables from our manager of approximately $20,000.

As of September 30, 2013, we had prepaid management fees of approximately $0.2 million for services to be performed from July to November 2013.  A discount of 8% will be applied to advance payments of management fees.

Transactions with Other Related Parties

As of September 30, 2013 and December 31, 2012, we owned 538,178 common shares of VRM I, representing approximately 9.1% and 8.5%, respectively, of their total outstanding common stock at the respective dates.

As of September 30, 2013 and December 31, 2012, VRM I owned 537,078 of our common shares, representing approximately 4.7% and 4.4%, respectively, of our total outstanding common stock for both periods.

As of September 30, 2013 and December 31, 2012, we had receivables from VRM I of approximately $5,000 and $0.2 million, respectively, primarily related to legal fees.

As of September 30, 2013 and December 31, 2012, we had receivables from Fund III of approximately $2,000 and $89,000, respectively.

During April 2013, we sold a $1.5 million in investment in a real estate loan to MVP REIT, Inc., an entity managed by a company majority owned by Mr. Shustek.  During July 2013, we repurchased $1.0 million of the same loan from MVP REIT.

During April 2013, we purchased $1.2 million in investments in real estate loans from VRM I.

During August 2013, we sold $75,000 of a performing loan to a trust in which a director is one of the trustees.  No gain or loss resulted from this transaction.

See also Notes I and J below.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA. Our participation in MVPRA was approved by the independent member of our Board of Directors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”) contributed $1,500 for a 60% interest in MVPRA.  As of June 30, 2013, we and MVPCP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVPRA related to MVP REIT, Inc.  On June 30, 2013, MVPCP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVPRA; however, the decision by MVPRA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVPRA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable totaling $1.5 million and $5.1 million for the three and nine months ended September 30, 2013. Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA. During the third quarter, we funded MVPRA an additional $1.5 million continued to be fully allowed for. On November 1, 2013, our board of directors agreed to continue funding MVP RA for an additional 120 days, at which time additional funding will be evaluated. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT.

NOTE J — NOTE RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million guaranteed by common guarantors, of which our portion was approximately $12.6 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $6.6 million.  Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans.  On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment.  Pursuant to these additional agreements, we obtained an additional guarantor, as well as an interest in operating profits and any aggregate sales proceeds of $10.4 million less operating profits previously received related to these properties.  The new guarantor is the managing member of the borrowing entities and is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  In the event the total proceeds from the operating profits and sales proceeds do not equal $10.4 million, each borrower is obligated to execute a promissory note to pay us the deficiency, which would be guaranteed by the guarantors, including the new guarantor. In addition, we agreed to release our deeds of trust on two of the three loans secured by real estate totaling $9.0 million, of which our portion is $0.3 million.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During the nine months ended September 30, 2013, we terminated the unsecured note receivable balance on four of the properties in connection with MVP REIT’s acquisition of the properties. The Manager and our Board believes that terminating the unsecured notes receivable was in our best interest since we own a 40% interest in MVP Realty Advisors which manages MVP REIT. MVP Realty Advisors will directly benefit from this transaction through the receipt of acquisition fees of 3% of the purchase prices, asset management fees of 0.85% of total assets, debt service fees of the aggregate debt financed and potential future disposition fees of 3% of sale price. We will benefit from 40% of these fees to the extent they exceed operating expenses.  VRM I and VF III received shares of common stock of MVP REIT for their interest in the unsecured notes receivable. VRM I and VF III have no interest in MVP Realty Advisors. The final two buildings will be acquired by MVP REIT in the fourth quarter of 2013 and we have agreed to terminate the unsecured notes receivable upon closing.

NOTE K — FAIR VALUE

As of September 30, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2013 and December 31, 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/13	Carrying Value on Balance Sheet at 9/30/13
Assets
Investment in marketable securities - related party	$920,000	$--	$--	$920,000	$920,000
Investment in marketable securities	$4,116,000	$--	$--	$4,116,000	$4,116,000
Investment in real estate loans	$--	$--	$14,921,000	$14,921,000	$14,811,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/12	Carrying Value on Balance Sheet at 12/31/12
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$24,500,000	$24,500,000	$24,880,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to September 30, 2013:

Investment in real estate loans

Balance on January 1, 2013	$24,500,000
Change in temporary valuation adjustment included in net loss
Net decrease in allowance for loan losses	50,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	10,346,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(12,431,000)
Sale of assets to related parties	(1,500,000)
Sale of assets to third parties	(6,534,000)
Temporary change in estimated fair value based on future cash flows	490,000

Balance on September 30, 2013, net of temporary valuation adjustment	$14,921,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012:

Investment in real estate loans

Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(815,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate held for sale	14,000
Transfer of allowance on real estate loans to asset held for sale	1,705,000
Reduction of allowance on real estate loans due to loan payments	4,239,000
Reduction of allowance on real estate loans following settlement of loan	11,565,000
New mortgage loans and mortgage loans acquired	20,285,000
Write-off of allowance on uncollectable loan	3,250,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	2,715,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate held for sale	(45,000)
Transfer of real estate loan to asset held for sale	(10,669,000)
Collections and settlements of principal and sales of investment in real estate loans	(19,351,000)
Reduction of loan balance following settlement of loan	(11,565,000)
Write-off of uncollectable loan	(3,250,000)
Conversion of real estate loans to unsecured notes receivable	(2,715,000)
Temporary change in estimated fair value based on future cash flows	1,231,000

Balance on September 30, 2012, net of temporary valuation adjustment	$27,240,000

NOTE L – INVESTMENT IN EQUITY METHOD INVESTEE

During September 2013, we formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”) with MVP REIT to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV. We and MVP REIT hold a 49% and 51% interest, respectively in the limited liability company. The limited liability company is jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with ten days written notice, to purchase our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

This acquisition closed on September 12, 2013.  The self-storage facility was originally constructed in 1996 and expanded in both 2000 and 2006. The property consists of 23 buildings located on five acres. As of the closing date, the property is approximately 97% occupied.  Red Mountain obtained financing of $2.7 million through a 7-year term loan amortized over 25 years at 4.35% annual percentage rate.

NOTE M — ACQUISITION AND ASSETS HELD FOR SALE

On July 26, 2013, we, MVP REIT and VRM I entered into an agreement to acquire six parking facilities from the same seller. We have formed limited liability companies with MVP REIT and VRM I to acquire the properties based on ownership noted in the table below. The limited liability companies are jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with 10 days written notice, to purchase our interest in the limited liability companies (the “Purchase Right”).  The price for the Purchase Right shall be equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	VRTB	VRTA	MVP
MVP PF Ft Lauderdale 2013, LLC	July 31, 2013	$3,400,000	68%	--	32%
MVP PF Memphis Court 2013, LLC	August 28, 2013	1,000,000	51%	44%	5%
MVP PF Memphis Poplar 2013, LLC	August 28, 2013	2,000,000	51%	44%	5%
MVP PF Kansas City 2013, LLC	August 28, 2013	2,800,000	51%	44%	5%
MVP PF Baltimore 2013, LLC	September 4, 2013	2,300,000	51%	44%	5%
MVP PF St. Louis 2013, LLC	September 4, 2013	2,000,000	51%	44%	5%
		$13,500,000

All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.

In accordance with ASC 805-10-25-13, the following is the preliminary purchase price allocation:

Ft Lauderdale	$3,400,000
Memphis Court	190,000
Memphis Poplar	2,685,000
Kansas City	1,550,000
Baltimore	1,550,000
St. Louis	4,125,000
$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management is in current negotiations to enter into new triple net leases.  Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

Management has commenced a plan to sell MVP PF Baltimore 2013, LLC and MVP PF Kansas City 2013, LLC.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the period from April 3, 2012 (inception) through December 31, 2012 and the nine months ended September 30, 2013 assumes that acquisitions were completed as of April 3, 2012 (inception of the Company).

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues from continuing operations	$506,000	$669,000	$1,874,000	$3,116,000
Net income (loss) available to common stockholders	$(1,233,000)	$127,000	$(4,988,000)	$(2,100,000)
Net income (loss) available to common stockholders per share – basic	$(0.11)	$0.01	$(0.43)	$(0.17)
Net income (loss) available to common stockholders per share – diluted	$(0.11)	$0.01	$(0.43)	$(0.17)

NOTE N — SEGMENT INFORMATION

Company management reviews financial and operating performance in the following two separate operating segments:  (1) investment in real estate loans and (2) investments in real property.  Selling, general and administrative expenses, primarily consisting of compensation of employees, seminar expense, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

The following are certain financial data for the Company’s operating segments for the periods:

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Revenues
Investment in real estate loans	$333,000	$537,000	$1,293,000	$2,502,000
Investment in real property	53,000	--	53,000	--
Total revenues as reported	$386,000	$537,000	$1,346,000	$2,502,000

Operating income(loss)
Investment in real estate loans	$333,000	$487,000	$1,293,000	$1,687,000
Investment in real property	(1,653,000)	--	(5,231,000)	--
Corporate activities	(567,000)	(558,000)	(2,020,000)	(2,069,000)
Total operating loss as reported	$(1,887,000)	$(71,000)	$(5,958,000)	$(382,000)

Total Assets	September 30, 2013	December 31, 2012
Investment in real estate loans	$17,374,000	$27,521,000
Investment in real property	10,378,000	--
Corporate assets	11,830,000	12,684,000
Total assets	$39,582,000	$40,205,000

NOTE O — RECENT ACCOUNTING PRONOUNCEMENTS

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

For additional information, see Note Q – Legal Matters Involving the Company

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

NOTE Q — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property.  The property is operated as the Sheraton Hotel and Spa– Fort Worth, Texas.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the hotel.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012, when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court to be funded by us, VRM II and VF III.  The sum of $0.2 million was expended from this account leaving the sum of $0.8 million, which sum was returned to the Company in October 2013.

The hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.

We hold an interest of approximately 90%, VRM I holds an interest of approximately 8% and Fund III holds an interest of approximately 2% in 1701 Commerce.

During September 2010, we established reserves related to a litigation settlement.  As of September 30, 2013, management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as reversal of settlement reserve.

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

NOTE R— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On November 1, 2013, our board of directors agreed to continue funding MVPRA for an additional 120 days at which time additional funding will be evaluated. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT.

On October 31, 2013, MVP PF Baltimore 2013, LLC entered into an agreement to sell its sole asset for $1,550,000. The agreement allows for 30 days of due diligence prior to the closing of the transaction. The sale of this asset is not expected to result in a significant gain or loss.

During October 2013, we, VRM I and VF III received approximately $0.8 million, of which our portion was approximately $0.7 million related to 1701 Commerce. These proceeds were a return of a $1.0 million deposit that was made pursuant to a court order that was made during August 2012. These proceeds will be reported as income in the discontinued operations section on the statement of operations.

During November 2013, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $60,000.  This property is fully allowed for and a net gain will be recorded for the full amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2012.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note G – Real Estate Held for Sale and “Non-performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2013, we funded five loans totaling approximately $8.1 million.  During the nine months ended September 30, 2012, we funded thirteen loans totaling approximately $22.9 million.  During the nine months ended September 30, 2013 we had a significant loan that was not completed due to circumstances out of our control.  As of September 30, 2013, our loan-to-value ratio was 49.9%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

As of September 30, 2013, we have provided a specific reserve allowance for one non-performing loan for the full amount of the loan.  For further information regarding allowance for loan losses, refer to “Specific Reserve Allowance” in Note D –  Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2013, our loans were in the following states: Arizona, California, Michigan, Nevada, Ohio, and Texas.

We have made loans of approximately $5,131,000 to our 40% owned subsidiary, MVP Realty Advisors, the manager of MVP REIT.  We believe MVP Realty Advisors has the opportunity to generate significant fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP Realty Advisors have not been significant.  Interest on our loan has been accruing.  We may not realize interest income from the loan to MVPRA until it is able to generate sufficient fees to service the interest on our loan. On November 1, 2013, our board of directors agreed to continue funding MVPRA for an additional 120, days at which time additional funding will be evaluated. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended September 30, 2013, to the three months ended September 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$267,000	$427,000	$(160,000)	(37%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	31,000	(31,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	66,000	79,000	(13,000)	(16%)
Rental Revenue	53,000	--	53,000	100%
Total	$386,000	$537,000	$(151,000)	(28%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  During third quarter 2013, proceeds from loan payoffs were used towards investments in real estate which resulted in a decrease in interest income from investment in real estate loans.  All loans in the portfolio at September 30, 2013, with the exception of one, are performing. Total rental revenue earned is from the five properties we acquired during the third quarter 2013.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$267,000	$242,000	$25,000	10%
Provision for loan loss	--	50,000	(50,000)	(100%)
Impairment on MVP Realty Advisors	1,553,000	--	1,553,000	100%
Interest expense	3,000	2,000	1,000	50%
Acquisition expense	131,000	--	131,000	100%
Depreciation	22,000	--	22,000	100%
Professional fees	171,000	166,000	5,000	3%
Insurance	71,000	73,000	(2,000)	(3%)
Consulting	30,000	49,000	(19,000)	(39%)
Other	25,000	26,000	(1,000)	(4%)
Total	$2,273,000	608,000	1,665,000	274%

Operating expenses were 274% higher during the three months ended September 30, 2013 than during the three months ended September 30, 2012.  This increase in expense is primarily due to an impairment of the Investment in MVP Realty Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  Additionally, the provision for loan losses necessary in 2012 did not occur during the three months ended September 30, 2013.  Acquisition expense and depreciation were recorded in 2013 due to acquiring investments in real estate during the third quarter; such acquisitions did not occur in 2012.

For additional information see Note I – Investment in and Note Receivable from MVP Realty Advisors and Note L – Investment in Equity Method Investee, and Note M – Acquisition and Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Recovery from settlement with loan guarantor	$24,000	$203,000	$(179,000)	(88%)
Gain on sale of marketable securities	292,000	--	292,000	100%
Loss on investment on equity method investee	(58,000)	--	(58,000)	(100%)
Dividend income	8,000	--	8,000	100%
Settlement expense	--	90,000	(90,000)	(100%)
Total	$266,000	$293,000	$(27,000)	(9%)

In July 2013 we recorded 14,935 shares in treasury stock for $1.61 per share as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $24,000. During January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $203,000 during the three months ended September 30, 2012.  The purchase and subsequent sale of marketable securities occurred during the nine months ended September 30, 2013 resulting in a gain of approximately $292,000. During the third quarter 2013, we acquired a non-controlling interest in a mini-storage facility and our portion of the loss related to this property is approximately $58,000. During the three months ended September 30, 2013 we received $8,121 in dividend income from our ownership in a publicly traded company which invests in loan collateralized by real estate.  In July, 2012, we, along with our Manager, VRM I, Vestin Group, Vestin Originations and Michael Shustek, entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM I were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, of which our portion was approximately $90,000.

For additional information see Note F – Investment in Marketable Securities, Note L – Investment in Equity Method Investee,  and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net loss on sale of real estate held for sale	$(2,000)	$--	$(2,000)	(100%)
Expenses related to real estate held for sale	(24,000)	(252,000)	228,000	90%
Recovery from 1701 Commerce	221,000	--	221,000	100%
Income (loss) from assets held for sale, net of income taxes	(21,000)	95,000	(116,000)	(122%)
Total	$174,000	$(157,000)	$331,000	(211%)

Expenses related to real estate held for sale was higher in 2012 as a result of property being acquired during February 2012.  This property was sold in July 2013. During the three months ended September 30, 2013 we received a settlement related to 1701 Commerce. In addition, we recorded a loss from assets held for sale acquired during the three months ended September 30, 2013.

For additional information see Note G — Real Estate Held For Sale and Note M – Acquisitions and Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the nine months ended September 30, 2013, to the nine months ended September 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$1,037,000	$1,008,000	$29,000	3%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	1,268,000	(1,218,000)	(96%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	206,000	226,000	(20,000)	(9%)
Rental Revenue	53,000	--	53,000	100%
Total	$1,346,000	$2,502,000	$(1,156,000)	(46%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net increase in interest income due to more invested in loans in 2013 than in 2012; however we will recognize a lower interest income from investment in real estate loans in future periods as more of our working capital is invested in real estate.  During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million which was recorded as a gain.  There was no comparable transaction during the nine months ended September 30, 2013.  Total rental revenue earned is from the six properties we acquired during the third quarter 2013.

For additional information see Note D – Investments in Real Estate Loans and Note M – Acquisition and Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$816,000	$791,000	$25,000	3%
Provision for loan loss	--	815,000	(815,000)	(100%)
Impairment of investment in MVP Realty Advisors	5,131,000	--	5,131,000	100%
Interest expense	4,000	2,000	2,000	100%
Acquisition expense	131,000	--	131,000	100%
Depreciation	22,000	--	22,000	100%
Professional fees	661,000	753,000	(92,000)	(12%)
Insurance	215,000	219,000	(4,000)	(2%)
Consulting	148,000	161,000	(13,000)	(8%)
Other	176,000	143,000	33,000	23%
Total	$7,304,000	2,884,000	4,420,000	153%

Operating expenses were 153% higher during the nine months ended September 30, 2013 primarily due to an impairment of the Investment in MVP Realty Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  Additionally, the provision for loan losses necessary in 2012 did not occur during the nine months ended September 30, 2013.  During 2012, we incurred costs for two consultants.  In 2013, we are no longer incurring fees costs related to these individuals. There was a decrease in professional fees resulting from a significant decrease in pending litigation and merger activity.  Other expense increased in 2013 due to expenses related to merger proxy.  Acquisition and depreciation expense were recorded in 2013 due to acquiring investments in real estate during the third quarter

For additional information see “Specific Loan Allowance” in Note D – Investments in Real Estate Loans, Note I – Investment in and Note Receivable from MVP Realty Advisors, Note M – Acquisition and Assets Held for Sale and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Recovery from settlement with loan guarantor	39,000	746,000	(707,000)	(95%)
Dividend Income	8,000	--	8,000	100%
Settlement income	--	90,000	(90,000)	(100%)
Loss on investment on equity method investee	(58,000)	--	(58,000)	100%
Reversal of settlement reserve	374,000	--	374,000	100%
Gain on sale of marketable securities	292,000	15,000	277,000	1847%
Settlement expense	--	(66,000)	66,000	(100%)
Total	$655,000	$786,000	$(131,000)	(17%)

During September 2010, we established reserves related to our Nevada lawsuit settlement.  In 2013, management determined that the remaining reserves of $374,000 were no longer necessary, and we recognized this amount as other income.  The purchase and subsequent sale of marketable securities occurred during the nine months ended September 30, 2013 and 2012, resulting in a gain of approximately $292,000 and $15,000, respectively.   In January 2013 and July 2013, we recorded 10,000 and 14,935 shares, respectively, in treasury stock for $1.48 and $1.61 per share, respectively, as part of a settlement which resulted in recovery from settlement with loan guarantor of approximately $39,000.  In comparison, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of that settlement, we received payment of approximately $746,000 during April 2012.  During the third quarter 2013,  we received approximately $8,000 in dividend income from our ownership in a publicly traded company that invests in loan collateralized by real estate.  In July, 2012, we, along with our Manager, VRM I, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM I were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion of approximately $90,000.  During the third quarter 2013, we acquired a non-controlling interest in a mini-storage facility and our portion of the loss related to this property is approximately $58,000.  During the nine months ended September 30, 2012 we settled two lawsuits, resulting in an expense of approximately $66,000.  In addition, we received from the plaintiff 14,374 shares of the company’s stock that was held as treasury stock, but since retired.

For additional information see Note F – Investment in Marketable Securities, Note L – Investment in Equity Method Investee,  and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$40,000	$12,000	$28,000	233%
Expenses related to real estate held for sale	(278,000)	(1,094,000)	816,000	(75%)
Recovery from 1701 Commerce	221,000	--	221,000	100%
Income from assets held for sale, net of income taxes	(21,000)	95,000	(116,000)	(122%)
Write downs on real estate held for sale	--	(1,420,000)	1,420,000	(100%)
Total	$(38,000)	$(2,407,000)	$2,369,000	98%

During the three months ended March 31, 2013 we recorded net gain of approximately $42,000 related to the sale of HFS in December 2011.  During the six months ended June 30, 2012, we recorded net gains on sale of real estate held for sale for a property sold.  Expenses related to real estate held for sale were higher in 2012 as a result of property being acquired during February 2012.  This property was sold in July 2013.  The decrease in write-downs on real estate held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.  During the third quarter 2013, we received a settlement related to our previous investment in 1701 Commerce.

For additional information see Note G — Real Estate Held For Sale and Note M – Acquisitions and Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2013, net cash flows used in operating activities were approximately $1.2 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows related to investing activities consisted of cash used for investments in marketable securities of approximately $3.4 million, investments in new real estate loans of approximately $10.3 million, investment in real estate of approximately $5.9 million, investment in equity method investee of approximately $1.2 million, investment in assets held for sale of approximately $1.6 million and an investment in MVP Realty Advisors of approximately $3.6 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $20.5 million and proceeds from notes receivable of approximately $0.2 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $140,000 to finance our directors and officers insurance policy and purchase of treasury stock for approximately $1.5 million.  Cash flows provided by investing activities totaled approximately $5,000 and were from a distribution from real estate held for sale.

At September 30, 2013, we had approximately $2.0 million in cash, $0.9 million in marketable securities – related party, $4.1 million in marketable securities and approximately $39.6 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVPRA. Our participation in MVPRA was approved by the independent member of our Board of Directors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVPCP”) contributed $1,500 for a 60% interest in MVPRA.  As of June 30, 2013, we and MVPCP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVPRA related to MVP REIT, Inc.  On June 30, 2013, MVPCP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVPRA; however, the decision by MVPRA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVPRA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable as of September 30, 2013. Under the terms of the Operating Agreement which governs MVPRA, any loans we may make to MVPRA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVPRA. During the third quarter, we funded MVPRA an additional $1.5 million continued to be fully allowed for. On November 1, 2013, our board of directors agreed to continue funding MVPRA for an additional 120 days at which time additional funding will be evaluated. Additionally, we are currently negotiating with MVP Capital Partners to determine our future participating interest in relation to MVP REIT. MVPRA’s ability to repay the sums due us will likely depend upon the success of the MVP REIT public offering

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 14, 2013, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 15 real estate loans, as of September 30, 2013, with a balance of approximately $17.3 million as compared to investments in 17 real estate loans as of December 31, 2012, with a balance of approximately $27.4 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$267,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,335,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$2,671,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(267,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,335,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(2,670,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$173,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$863,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,726,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(173,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(863,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,726,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note O – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note P – Legal Matters Involving the Manager and Note Q – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2013, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	14,935	$1.61	--	$737,202
August 1 – August 31, 2013	89,823	1.93	89,823	647,379
September 1 – September 30, 2013	30,000	1.77	30,000	617,379

Total	134,758	$1.86	119,823	$617,379

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 14, 2013

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	November 14, 2013

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

Date: November 14, 2013

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

Date: November 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Vestin Realty Mortgage II, Inc.

Date: November 14, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Vestin Realty Mortgage II, Inc.