Form 10-K
Vestin Realty Mortgage II, Inc
filed 2014-03-31
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Class	Market Value as of June 30, 2013
Common Stock, $0.0001 Par Value	$18,854,710

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 31, 2014
Common Stock, $0.0001 Par Value	2,709,174

PART I

Special Note Regarding Forward-Looking Statements

This report includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements  may relate to, without limitation, our business strategy, future operating results, future sources of funding for real estate investments by us, future capital expenditures, future economic conditions and other developments and trends in the commercial real estate industry and pending litigation involving us.   Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties discussed in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

General

Vestin Realty Mortgage II, Inc. (“VRM II”), formerly Vestin Fund II, LLC (“Fund II”), invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.  In connection with the termination of our REIT status, our stockholders’ rights plan was amended to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

The consolidated financial statements include the accounts of VRM II; Vestin TRS II, Inc., our wholly owned subsidiary (dissolved in January 2014); 1701 Commerce, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP PF Baltimore, LLC, and MVP Realty Advisors, LLC (“MVP RA”).  All significant intercompany transactions and balances have been eliminated in consolidation.

On January 2, 2014, our board of directors approved a 1-for-4 reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share, which went into effect on February 4, 2014.  No fractional shares were issued in connection therewith and the number of authorized shares and the par value per share remains unchanged.  Each stockholder otherwise entitled to a fractional share received cash in an amount equal to the product of the fraction of a share multiplied by the closing price of our common stock as reported by the NASDAQ Stock Market LLC on February 4, 2014.  All share and per share information in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

During December 2013, we increased our ownership in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc., a non-traded REIT, from 40% to 60%.  We acquired the additional 20% interest in MVP Advisor pursuant to a membership interest transfer agreement, dated as of December 19, 2013, between MVP Capital Partners, LLC (“MVP Capital”) and us.  Pursuant to the transfer agreement, we did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and Vestin Realty Mortgage II, Inc.  have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA.  This acquisition was approved by the independent members of our Board of Directors.

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

Segments

We are currently authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2013, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

REAL ESTATE LOAN STRATEGIES

As of December 31, 2013, our loans were in the following states: Arizona, California, Nevada, Ohio, and Texas.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager or any of our affiliates.  However, we may acquire an investment in a real estate loan payable by our Manager when our Manager has assumed the obligations of the borrower under that loan through a foreclosure on the property.

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

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property.  Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial property and residential loans.  Investments in loans will be determined by our manager pursuant to the terms of the Management Agreement.  The actual percentages invested among the various loan categories may vary as a result of changes in the size of our loan portfolio.

Collateral

Each loan is secured by a lien on either a fee simple or leasehold interest in real property as evidenced by a first deed of trust or a second deed of trust.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2013 none of our loans had a prepayment penalty or an exit fee.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2013, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

REAL ESTATE INVESTMENT STRATEGIES

As of December 31, 2013, we had investments in seven real estate properties consisting of six parking properties and one self-storage property. These properties are located in Florida, Tennessee, Kansas, Maryland, Missouri and Nevada. In addition, we may invest in other real property, including but not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, storage facilities, parking facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land (although we may invest in loans secured by unimproved land) or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

ACQUISITION AND INVESTMENT STRATEGIES

Maximizing Value of Acquired Properties

We seek to reposition properties that we acquire through strategic renovation and, where appropriate, re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.  In addition, we seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment.

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will conform to the standard market practices in the geographic area where the property is located. We expect to execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.

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

Borrowing

We may incur indebtedness.  Our indebtedness should not exceed 70% of the fair market value of our real estate loans and real estate investments.  This indebtedness may be with recourse to our assets.

Competition

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

We will compete with numerous other persons or seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

Regulation

We are managed by Vestin Mortgage, subject to the oversight of our board of directors, pursuant to the terms and conditions of our management agreement.  MVP Mortgage, an affiliate of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities.  Mortgage brokers we may use conduct their real estate loan businesses under a license issued by the State of Nevada Mortgage Lending Division.  Under applicable Nevada law, the division has broad discretionary authority over the mortgage brokers’ activities, including the authority to conduct periodic regulatory audits of all aspects of their operations.

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

Employees

We have no employees.  Our manager has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2013, the Vestin entities had a total of 6 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2013, Strategix Solutions dedicates to us a total of three full time employees.

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

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement for office facilities in Las Vegas, Nevada.

Investments in Real Estate

The following table provides information regarding each of the properties we owned an interest in as of December 31, 2013:

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price	Percentage Owned	Occupancy at December 31, 2012
Ft. Lauderdale Parking Facility	Ft. Lauderdale, Florida	n/a	n/a	7/31/2013	$3,400,000	68%	100%
Memphis Court Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$1,000,000	51%	100%
Memphis Poplar Parking Facility	Memphis, Tennessee	n/a	n/a	8/28/2013	$2,000,000	51%	100%
Kansas City Parking Facility	Kansas City, Missouri	n/a	n/a	8/28/2013	$2,800,000	51%	100%
Baltimore Parking Facility	Baltimore, Maryland	n/a	n/a	9/4/2013	$2,300,000	51%	100%
St. Louis Parking Facility	St. Louis, Missouri	n/a	n/a	9/4/2013	$2,000,000	51%	100%
Red Mountain self-storage facility	Boulder City, Nevada	1996	111,913	9/12/2013	$5,200,000	49%	96.3%

Six Parking Facilities.  On July 26, 2013, we, VRM I and MVP REIT entered into an agreement to acquire six parking facilities from the same seller.  We have formed limited liability companies with VRM I and MVP REIT to acquire the properties based on our ownership noted in the table below. The limited liability companies are jointly managed by MVP RA and Vestin Mortgage, LLC.  MVP REIT has the right, at any time, with 10 days written notice, to purchase our interest in the limited liability company at purchase price equal to our or VRM I’s and their capital contribution plus a 7.5% annual cumulative return less any distributions received by us or VRM I.

The parking facilities are located in the following cities:  Ft. Lauderdale, Florida; Baltimore, Maryland; Kansas City, Missouri; St. Louis, Missouri and two parking facilities in Memphis, Tennessee.  All of the parking facilities are currently leased to tenants under triple net leases, therefore no specific party has additional management responsibility or decision making authority beyond their ownership interest.  Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period. Management is in current negotiations to enter into new triple net leases. Upon completion of the new lease agreements, we will obtain updated appraisals to determine final purchase price allocation.

Red Mountain.  During September 2013, the Company formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”), with MVP REIT to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV for $5.2 million. We and MVP REIT hold a 49% and 51% interest, respectively in the limited liability company. The limited liability company will be jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC.  MVP REIT has the right, at any time, with ten days written notice, to purchase our interest in the limited liability company at a purchase price equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

The Red Mountain acquisition closed on September 12, 2013. The self-storage facility was originally constructed in 1996 and expanded in 2000 and 2006. The property consists of 23 buildings located on five acres. As of the closing date, the property was approximately 97% occupied. Red Mountain obtained financing of $2.7 million through a 7-year term loan amortized over 25 years at 4.35% annual percentage rate.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note Q - Legal Matters Involving The Manager and Note R - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

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

2013	High	Low

First Quarter	$6.40	$4.32
Second Quarter	$10.60	$4.32
Third Quarter	$8.16	$5.88
Fourth Quarter	$8.76	$6.24

2012	High	Low

First Quarter	$6.20	$4.36
Second Quarter	$6.92	$4.40
Third Quarter	$6.72	$4.40
Fourth Quarter	$6.32	$4.88

Holders

As of March 31, 2014, there were approximately 1,068 holders of record of 2,709,174 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2013 or 2012.  In light of our accumulated loss, we do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following is a summary of our stock acquisitions during the year ended December 31, 2013, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	2,500	$5.92	--	497,551
February 1 – February 28, 2013	--	--	--	497,551
March 1 – March 31, 2013	--	--	--	497,551
April 1 – April 30, 2013	--	--	--	497,551
May 1 – May 31, 2013	158,177	7.76	158,177	339,374
June 1 – June 30, 2013	--	--	--	339,374
July 1 – July 31, 2013	3,734	6.44	--	335,640
August 1 – August 31, 2013	22,456	7.72	22,456	313,184
September 1 – September 30, 2013	7,500	7.08	7,500	305,684
October 1 – October 31, 2013	3,478	6.44	--	302,207
November 1 – November 30, 2013	41,695	7.88	41,695	260,511
December 1 – December 31, 2013	68,738	8.04	68,738	191,773

Total	308,277	$7.16	298,566	191,773

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

RESULTS OF OPERATIONS

OVERVIEW

Our investment strategy is to invest substantially in a diverse portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet our investment objectives.   In addition, we invest in companies that manage real estate or mortgage investment programs.

As of December 31, 2013, we have acquired, along with affiliated entities, 7 properties of which our share of the purchase price total $7,512,000, including closing costs.  During the year ended December 31, 2013, we funded six loans totaling approximately $8.1 million.  During the year ended December 31, 2012, we funded 18 loans totaling approximately $23.1 million.  As of December 31, 2013, our loan-to-value ratio was 52.62%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

We have made loans of approximately $5,131,000 to our 60% owned subsidiary, MVP RA, the manager of MVP REIT.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  Interest on our loan has been accruing.  We may not realize interest income from the loan to MVP RA until it is able to generate sufficient fees to service the interest on our loan. On March 20, 2014, our board of directors agreed to continue funding MVP RA.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the year ended December 31, 2013, to the year ended December 31, 2012

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$1,151,000	$1,390,000	$(239,000)	(17%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	2,861,000	(2,811,000)	(98%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	339,000	333,000	6,000	2%
Advisor fee income	17,000	--	17,000	100%
Rental revenue	205,000	--	205,000	100%
Total	$1,762,000	$4,584,000	$(2,822,000)	(62%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to less invested in loans in 2013 than in 2012; we will continue recognize a lower interest income from investment in real estate loans in future periods as more of our working capital is invested in real estate.  As we redeploy assets from loans to investments in real estate, we will recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. In addition, we should realize an increase in rental revenues.  Total rental revenue earned is from the six properties we acquired during the third quarter 2013. During May 2012, we, VRM I and Fund III sold our portions of a fully reserved loan of $14.0 million, of which our portion was $12.6 million to a third party.  We received a payment of approximately $1.0 million which was recorded as a gain.  There was no comparable transaction during the year ended December 31, 2013.  We received approximately $1.8 million in recoveries for investments in real estate which previously included allowance for loan loss.  Advisor fee income is related to MVP RA, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP RA increased from 40% to 60% during December 2013. Our majority ownership of MVP RA requires us to consolidate the financial position and results of operations pursuant to generally accepted accounting principles (the “MVP RA Consolidation”).

For additional information see Note D – Investments in Real Estate Loans and Note E – Acquisition and Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Operating Expenses:	2013	2012	$ Change	% Change
Management fees – related party	$1,089,000	$1,066,000	$23,000	2%
Provision for loan loss	--	1,264,000	(1,264,000)	(100%)
Impairment of investment in MVP Realty Advisors	6,162,000	--	6,162,000	100%
Interest expense	5,000	3,000	2,000	67%
Acquisition expense	162,000	--	162,000	100%
Depreciation	20,000	--	20,000	100%
Forgiveness of debt – related party	127,000	--	(127,000)	(100%)
Professional fees	1,228,000	1,375,000	(147,000)	(11%)
Insurance	290,000	292,000	(2,000)	(1%)
Consulting	191,000	203,000	(12,000)	(6%)
Other	320,000	165,000	155,000	94%
Total	$9,594,000	$4,368,000	$5,226,000	120%

Operating expenses were 116% higher during 2013 primarily due to an impairment of the investment in MVP RA.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  Additionally, the provision for loan losses necessary in 2012 did not occur during 2013.  During 2012, we incurred costs for two consultants.  In 2013, we are no longer incurring fees or costs related to these individuals. There was a decrease in professional fees resulting from a significant decrease in pending litigation and merger activity.  Other expense increased in 2013 due to expenses related to the merger proxy and the MVP RA Consolidation.  Acquisition and depreciation expense were recorded in 2013 due to acquiring investments in real estate during the third quarter.  During December 2013, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP RA totaling $127,000. This resulted in a forgiveness of debt expense – related party totaling $127,000 for the year ended December 31, 2013.

For additional information see “Specific Loan Allowance” in Note D – Investments in Real Estate Loans, Note F – Investment in and Note Receivable from MVP Realty Advisors, Note E – Acquisition and Assets Held for Sale and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-operating Income (Loss):	2013	2012	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Recovery from settlement with loan guarantor	163,000	746,000	(583,000)	(78%)
Dividend income	13,000	--	13,000	100%
Settlement income	--	90,000	(90,000)	(100%)
Loss on investment on equity method investee	(45,000)	--	(45,000)	100%
Reversal of settlement reserve	374,000	--	374,000	100%
Gain on sale of marketable securities	737,000	15,000	722,000	4813%
Settlement expense	--	(66,000)	66,000	(100%)
Total	$1,242,000	$786,000	$456,000	58%

In December 2013 we received a settlement which resulted in recovery from a loan guarantor of approximately $163,000.  In comparison, during January 2011, we, VRM I and Fund III were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of that settlement, we received payment of approximately $746,000 during April 2012.  During the third quarter 2013, we received approximately $13,000 in dividend income from our ownership in a publicly traded company that invests in loan collateralized by real estate.  In July, 2012, we, along with our Manager, VRM I, Vestin Group, Vestin Originations and Michael Shustek entered into a Settlement Agreement and Mutual Release with the State of Hawaii and The Huntington National Bank as successor trustee to the Rightstar Trusts.  Under the Settlement Agreement, we and VRM I were entitled to receive a portion of certain net proceeds from certain claims from third parties through litigation, settlement or otherwise.  The agreement resulted in payments to claimants of $145,000, with our portion of approximately $90,000.  During the third quarter 2013, we acquired a non-controlling interest in a mini-storage facility and our portion of the loss related to this property is approximately $41,000.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  In 2013, management determined that the remaining reserves of $374,000 were no longer necessary, and we recognized this amount as other income.  The purchase and subsequent sale of marketable securities occurred during the year ended December 31, 2013 and 2012, resulting in a gain of approximately $737,000 and $15,000, respectively.  During the year ended December 31, 2012 we settled two lawsuits, resulting in an expense of approximately $66,000.  In addition, we received from the plaintiff 14,374 shares of the company’s stock that was held as treasury stock, but since retired.

For additional information see Note I – Investment in Marketable Securities, Note G – Investment in Equity Method Investee,  and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Discontinued Operations, net of income taxes:	2013	2012	$ Change	% Change
Net gain on sale of real estate owned held for sale	$158,000	$50,000	$108,000	216%
Expenses related to real estate owned held for sale	(501,000)	(1,716,000)	1,215,000	71%
Recovery from fully impaired real estate held for sale	954,000	--	954,000	100%
Income from assets held for sale, net of income taxes	29,000	(10,917,000)	10,946,000	100%
Write downs on real estate owned held for sale	--	(1,469,000)	1,469,000	100%
Total	$640,000	$(14,052,000)	$14,692,000	105%

Expenses related to discontinued operations decreased by approximately $14.8 million during 2013 compared to 2012.  Discontinued operations relate to properties that have been foreclosed on and are recorded as assets held for sale. During 2013 we recorded net gain of approximately $40,000 related to the sale of HFS in December 2011, $62,000 and $56,000 related to the sale of two REO properties.  During 2012, we recorded net gains on sale of real estate owned held for sale for a property sold.  Expenses related to real estate owned held for sale were higher in 2012 as a result of property being acquired during February 2012.  This property was sold in July 2013.  The decrease in write-downs on real estate owned held for sale is mainly due to the acceptance of a purchase contract during 2012 on one property, along with the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.  During 2013, we received settlement related to our previous investment in 1701 Commerce of approximately $1.0 million.

For additional information see Note J — Real Estate Owned Held For Sale and Note E – Acquisitions and Assets Held for Sale of the Notes to the Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

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

During the year ended December 31, 2013, net cash flows used in operating activities were approximately $1.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in marketable securities of approximately $11.0 million, investments in new real estate loans of approximately $10.3 million, investment in real estate of approximately $5.9 million, investment in equity method investee of approximately $1.2 million, investment in assets held for sale of approximately $1.6 million and an investment in MVP RA of approximately $4.8 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $27.4 million and proceeds from notes receivable of approximately $0.3 million.  Cash flows used in financing activities consisted of cash for payments on notes payable of approximately $210,000 to finance our directors and officers insurance policy and purchase of treasury stock for approximately $2.3 million.  Cash flows provided by investing activities totaled approximately $6,000 and were from a distribution from real estate owned held for sale.

At December 31, 2013, we had approximately $7.7 million in cash, $0.9 million in marketable securities – related party, $5.7 million in marketable securities and approximately $38.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Our interest in MVP Advisor may require us to direct a portion of our cash towards development of the business of MVP REIT.  While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term and over the next 12 months there may be a diminution of our liquid assets.

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

During April 2012, we contributed $1,000 for a 40% interest in MVP RA. Our participation in MVP RA was approved by the independent member of our Board of Directors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVP CP”) contributed $1,500 for a 60% interest in MVP RA.  As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP RA related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP RA. However the decision by MVP RA to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the third and fourth quarter of 2013, we provided additional advances to MVP RA of $1.5 million and $1.1 million, respectively.  As of December 31, 2013, we had notes receivable from MVP RA of approximately $6.1 million, which amount has been fully allowed for.  MVP RA’s ability to repay the sums due us will likely depend upon the success of the MVP REIT public offering and its ability to successfully deploy its offering proceeds.

The Company and MVP CP entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which the Company has acquired from the Seller an additional 20% of the membership interests (the “Acquired Interests”) of MVP RA. The Company and VRM I, Inc. now own 60% and 40%, respectively, of the aggregate membership interests of MVP RA. The Company previously disclosed an agreement in principle with MVP CP to acquire the Acquired Interests in a Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

Pursuant to the Transfer Agreement, the Company did not pay any up-front consideration for the Acquired Interests, but will be responsible for its proportionate share of future expenses of MVP RA. In recognition of MVP CP’s substantial investment in MVP RA for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP RA further provide that once the Company and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP RA.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 31, 2014, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 13 real estate loans, as of December 31, 2013, with a balance of approximately $10.3 million as compared to investments in 17 real estate loans as of December 31, 2012, with a balance of approximately $27.4 million.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note K – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2013, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$226,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,130,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$2,260,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(226,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,130,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(2,260,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2013, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$103,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$515,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,030,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(103,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(515,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,030,000)

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

Real Estate Owned Held for Sale

Real estate owned held for sale and other real estate owned includes real estate acquired through foreclosure or deed in lieu and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  The carrying values of real estate owned held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note P – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheet of Vestin Realty Mortgage II, Inc. ("the Company") and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 20, 2014

To the Board of Directors and Stockholders of
Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

/s/ JLK Rosenberger, LLP

Irvine, California
March 28, 2013

FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$7,663,000	$10,098,000
Investment in marketable securities	5,658,000	--
Investment in marketable securities - related party	941,000	592,000
Interest and other receivables, net of allowance of $3,197,000 at December 31, 2013 and $2,428,000 at December 31, 2012	5,000	22,000
Notes receivable, net of allowance of $6,091,000 at December 31, 2013 and $20,700,000 at December 31, 2012	--	--
Real estate owned held for sale	1,234,000	2,619,000
Real estate loans, net of allowance for loan losses of $2,450,000 at December 31, 2013 and $2,500,000 at December 31, 2012	7,849,000	24,880,000
Investment in equity method investee	1,195,000	--
Investment in real estate
Land and improvements	9,662,000	--
Building and improvements	750,000	--
Accumulated depreciation	(20,000)	--
Total investments in real estate, net	10,392,000	--
Due from related parties	--	333,000
Investment in and note receivable from MVP Realty Advisors, LLC, net of allowance	--	1,534,000
Assets held for sale	3,157,000	--
Other assets	178,000	127,000
Total assets	$38,272,000	$40,205,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$878,000	$1,080,000
Notes payable	23,000	25,000
Due to related parties	228,000	--
Deferred gain on sale of HFS	--	6,000
Total liabilities	1,129,000	1,111,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at December 31, 2013 and 2012	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,709,174 shares issued and outstanding at December 31, 2013 and 3,017,451 shares issued and outstanding at December 31, 2012.	--	--
Additional paid-in capital	267,745,000	270,151,000
Accumulated deficit	(237,060,000)	(231,066,000)
Accumulated other comprehensive income	331,000	9,000
Total stockholders’ equity before non-controlling interest	31,016,000	39,094,000
Non-controlling interest	6,127,000	--
Total stockholders’ equity	37,143,000	39,094,000

Total liabilities and stockholders’ equity	$38,272,000	$40,205,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31,
	2013	2012

Revenues
Interest income from investment in real estate loans	$1,151,000	$1,390,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	50,000	2,861,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	339,000	333,000
Advisor fee	17,000	--
Rental revenue	205,000	--
Total revenues	1,762,000	4,584,000
Operating expenses
Management fees - related party	1,089,000	1,066,000
Provision for loan loss	--	1,264,000
Impairment on MVP Realty Advisors	6,162,000	--
Interest expense	5,000	3,000
Acquisition expense	162,000	--
Depreciation	20,000	--
Forgiveness of debt	127,000	--
Professional fees	1,228,000	1,375,000
Consulting fees	191,000	203,000
Insurance	290,000	292,000
Other	320,000	165,000
Total operating expenses	9,594,000	4,368,000
Income (loss) from operations	(7,832,000)	216,000
Non-operating income (loss)
Interest income from banking institutions	--	1,000
Recovery from settlement with loan guarantor	163,000	746,000
Settlement income	--	90,000
Dividend income	13,000	--
Loss on investment in equity method investee	(45,000)	--
Gain on sale of marketable securities	737,000	15,000
Reversal of settlement reserve	374,000	--
Settlement expense	--	(66,000)
Total other non-operating income, net	1,242,000	786,000
Provision for income taxes	--	--
Income (loss) from continuing operations	(6,590,000)	1,002,000
Discontinued operations, net of income taxes
Net gain on sale of real estate owned held for sale	158,000	50,000
Expenses related to real estate owned held for sale	(501,000)	(1,716,000)
Write-downs on real estate owned held for sale	--	(1,469,000)
Recovery from fully impaired real estate held for sale	954,000	--
Income (loss) from assets held for sale, net of income taxes	29,000	(10,917,000)
Total income (loss) from discontinued operations	640,000	(14,052,000)
Net loss	(5,950,000)	(13,050,000)
Allocation of income (loss) to non-controlling interest – related party	44,000	(1,054,000)
Net loss attributable to common stockholders	$(5,994,000)	$(11,996,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	$(2.28)	$0.33
Discontinued operations	0.23	(4.22)
Total basic and diluted loss per weighted average common share	$(2.05)	$(3.89)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	2,894,514	3,088,607

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For The Year Ended December 31,
	2013	2012

Net loss	$(5,950,000)	$(13,050,000)

Unrealized holding gain on available-for-sale securities	322,000	--

Comprehensive loss	(5,628,000)	(13,050,000)
Net income (loss) attributable to noncontrolling interest	44,000	(1,054,000)

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(5,584,000)	$(11,996,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares (1)	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common shares held by trusts related to assets held for sale	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2011	47,345	$(190,000)	3,132,851	$--	$271,006,000	$(219,070,000)	$9,000	$--	$--	$51,755,000

Net Loss	--	--	--	--	--	(11,996,000)	--	--	(1,054,000)	(13,050,000)

Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	--	--	--	--
										(13,050,000)
Write-off of Assets Held for Sale	--	--	--	--	--	--	--	--	1,054,000	1,054,000
Retire Treasury Stock	(162,745)	855,000	--	--	(855,000)	--	--	--	--	--

Purchase of Treasury Stock	115,400	(665,000)	(115,400)	--	--	--	--	--	--	(665,000)

Stockholders' Equity at December 31, 2012	--	$--	3,017,451	$--	$270,151,000	$(231,066,000)	$9,000	$--	$--	$39,094,000

Net Income (Loss)	--	--	--	--	--	(5,994,000)	--	--	44,000	(5,950,000)

Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	322,000	--	--	322,000

Non-controlling interest	--	--	--	--	--	--	--	--	6,083,000	6,083,000
Retire Treasury Stock	(308,277)	2,406,000	--	--	(2,406,000)	--	--	--	--	--

Purchase of Treasury Stock	308,277	(2,406,000)	(308,277)	--	--	--	--	--	--	(2,406,000)

Stockholders' Equity at December 31, 2013	--	$--	2,709,174	$--	$267,745,000	$(237,060,000)	$331,000	$--	$6,127,000	$37,143,000

(1)
Per share data is based on the average number of shares outstanding during the periods, except for the book value and market price which are based on the information at the end of the periods. All per share data has been adjusted to retroactively reflect the 1-for-4 reverse stock split effected on February 5, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,950,000)	$(13,050,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-downs on real estate owned held for sale	--	1,469,000
Gain on sale of real estate owned held for sale	(158,000)	(50,000)
Gain related to recovery from settlement with loan guarantor	--	(746,000)
Gain on proceeds from settlement	--	(90,000)
Gain on sale of marketable securities	(737,000)	(15,000)
Loss from assets held for sale	--	10,917,000
Loss on equity method investee	45,000	--
Forgiveness of debt	(127,000)	--
Impairment of investment in MVP Realty Advisors	6,104,000	--
Recovery from fully impaired real estate held for sale	(954,000)
Recovery of allowance for doubtful notes receivable included in other income	(339,000)	(333,000)
Gain related to recovery of allowance for loan loss	(50,000)	(2,861,000)
Provision for loan loss	--	1,264,000
Depreciation	20,000	--
Change in operating assets and liabilities:
Interest and other receivables	17,000	(6,000)
Assets held for sale, net of liabilities	(29,000)	--
Due to/from related parties, net	548,000	(223,000)
Deferred gain on sale of Hawaii Funeral Services, LLC	(6,000)	(96,000)
Other assets	157,000	241,000
Accounts payable and accrued liabilities	(130,000)	325,000
Net cash used in operating activities	$(1,589,000)	$(3,254,000)

Cash flows from investing activities:
Investments in real estate loans	$(8,145,000)	$(23,069,000)
Purchase of investments in real estate loans from:
VRM I	(1,200,000)	(370,000)
Other related parities	(1,000,000)
Proceeds from loan payoffs	18,650,000	18,316,000
Sale of investments in real estate loans to:
VRM I	--	1,000,000
MVP REIT	1,500,000	--
Third parties	7,276,000	3,622,000
Proceeds related to real estate owned held for sale	1,437,000	6,737,000
Proceeds from settlement income	--	90,000
Investment in and note receivable from MVP Realty Advisors, LLC	(4,570,000)	(1,534,000)
Investment in assets held for sale	(1,595,000)	(900,000)
Investment in equity method investee	(1,241,000)	--
Land improvements	(12,000)	--
Proceeds from recovery from fully impaired real estate held for sale	954,000	--
Proceeds on nonrefundable extension fees on real estate owned held for sale	61,000	24,000
Proceeds from note receivable	278,000	333,000
Proceeds from settlement with loan guarantor	--	746,000
Proceeds from sale of marketable securities	6,120,000	1,026,000
Purchase of marketable securities	(11,068,000)	(1,011,000)
Investment in real estate	(5,882,000)	--
Net cash provided by investing activities	$1,563,000	$5,010,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2013	2012
Cash flows from financing activities:
Principal payments on notes payable	$(210,000)	$(219,000)
Proceeds from VRM I	140,000	--
Distribution from real estate owned held for sale	6,000	--
Purchase of treasury stock at cost	(2,345,000)	(665,000)
Net cash used in financing activities	$(2,409,000)	$(884,000)

NET CHANGE IN CASH	2,435,000	872,000
Cash, beginning of period	10,098,000	9,226,000
Cash, end of period	$7,663,000	$10,098,000

Supplemental disclosures of cash flows information:
Interest paid	$5,000	$3,000

Non-cash investing and financing activities:
Retirement of treasury stock	$2,406,000	$855,000
Note payable relating to prepaid D & O insurance	$208,000	$219,000
Real estate owned held for sale acquired through foreclosure, net of prior allowance	$--	$32,000
Assets held for sale acquired, net of related liabilities and noncontrolling interest –related party	$--	$8,963,000
Non-controlling interest portion of investment in real estate	$4,518,000	$--
Write-off of interest receivable and related allowance	$--	$810,000
Transfer of fully allowed interest receivable to notes receivable	$--	$907,000
Adjustment to accrued interest and related allowance	$(650,000)	$(1,013,000)
Transfer of fully allowed interest receivable and related allowance to real estate owned held for sale	$--	$2,334,000
Investment in real estate loans and related allowances transferred to note receivable	$--	$7,407,000
Unrealized loss on marketable securities	$(28,000)	$--
Unrealized gain on marketable securities - related party	$349,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock will no longer be subject to such restrictions.  In connection with the termination of our REIT status, we also amended our stockholders’ rights plan to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

The consolidated financial statements include the accounts of VRM II; Vestin TRS II, Inc., our wholly owned subsidiary (dissolved in January 2014); 1701 Commerce, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP PF Baltimore, LLC, and MVP Realty Advisors, LLC (“MVP RA”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

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

Real Estate Owned Held for Sale

Real estate owned held for sale (“REO”) includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  We generally seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Real Estate Owned Held For Sale – Seller-Financed

We occasionally finance sales of foreclosed properties (“seller-financed REO”) to third parties.  In order to record a sale of real estate when we provide financing, the buyer of the real estate is required to make minimum initial and continuing investments.  Generally minimum initial investments range from 10% to 25% based on the type of real estate sold.  In addition, there are limits on commitments and contingent obligations incurred by a seller in order to record a sale.

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

These sale agreements are recorded under the deposit method or cost recovery method. Under the deposit method, no profit is recognized and any cash received from the buyer is reported as a deposit liability on the balance sheet.  Under the cost recovery method, no profit is recognized until payments by the buyer exceed the carrying basis of the property sold.  Principal payments received will reduce the related receivable, and interest collections will be recorded as unrecognized gross profit on the balance sheet.  The carrying values of these properties would be included in real estate owned held for sale – seller financed on the consolidated balance sheets, when applicable.

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

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using interest rates available for the issuance of debt with similar terms and remaining maturities.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2013, the Company expensed approximately $2.6 million of acquisition costs based on the level of our acquisition activity. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2013, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Revenue Recognition

The Company will recognize interest income from loans on an accrual basis over the expected terms of the loans using the effective interest method.  The Company may recognize fees, discounts, premiums, anticipated exit fees and direct cost over the terms of the loans as an adjustment to the yield.  The Company may recognize fees on commitments that expire unused at expiration.  The Company may recognize interest income from available-for-sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

The Company’s revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company’s leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company’s allowance for uncollectible accounts or record a direct write-off of the receivable in the Company’s consolidated statements of operations.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the year ended December 31, 2013.

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Investment in Marketable Securities

Investment in marketable securities consists of stock in an unrelated third party and in VRM I, related party.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2013 and December 31, 2012.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2013 and 2012.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  We record our treasury stock at cost method.  During the year ended December 31, 2013 we purchased 1,233,110 shares of treasury stock for approximately $2.4 million.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2013, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate investments, while maintaining approximately 3% as a working capital cash reserve.

Reverse Split Note

On February 5, 2014, the Company effected a 1-for-4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1-for-4 reverse stock split.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Vestin TRS II, Inc., our wholly owned subsidiary; 1701 Commerce, LLC; MVP PF Ft. Lauderdale, LLC; MVP PF Memphis Court, LLC; MVP PF Memphis Poplar, LLC; MVP PF St. Louis, LLC; MVP PF Kansas City, LLC; MVP PF Baltimore, LLC, and MVP Realty Advisors, LLC.  Intercompany balances and transactions have been eliminated in consolidation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note N – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2013 we had approximately $6.9 million of funds in excess of the federally-insured limits.

As of December 31, 2013, 54% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of December 31, 2013, 53% and 28% of our loans were in Nevada and California, respectively, compared to 55% and 24%, respectively, at December 31, 2012.

At December 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 67% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7.75% and 15%, and the aggregate outstanding balance is approximately $6.9 million.  As of December 31, 2013, our largest loan, totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The second loan is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan is secured by property in Nevada with an interest rate of 7.75% and is considered performing.  At December 31, 2012, the aggregate amount of loans to our three largest borrowers represented approximately 45% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by property located in Nevada and California, with a first lien position.  Their interest rates ranged between 8% and 11%, and the aggregate outstanding balance was approximately $12.3 million.

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

Common Guarantors

As of December 31, 2013 and 2012, five and four loans totaling approximately $3.6 million and $5.8 million, respectively, representing approximately 34.9% and 21.3%, respectively, of our portfolio’s total value, had a common guarantor.  At December 31, 2013 and 2012 all of these loans were considered performing.

Additionally, as of December 31, 2012, four loans totaling approximately $7.9 million representing approximately 28.9% of our portfolio’s total value had a common guarantor.  As of December 31, 2012, all of these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2013 and 2012, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of December 31, 2013, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of December 31, 2013). The balance on these loans was approximately $0.3 million as of December 31, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2013 and 2012, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2013, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2013, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$6,395,000	10.66%	62.09%	65.58%
Land	3	3,904,000	9.66%	37.91%	39.52%
Total	13	$10,299,000	10.28%	100.00%	52.62%

Investments in real estate loans as of December 31, 2012, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	15	$19,648,000	9.06%	71.76%	62.32%
Land	2	7,732,000	10.33%	28.24%	48.60%
Total	17	$27,380,000	9.42%	100.00%	58.06%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2013 and 2012, was 10.28% and 9.42%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2013 and 2012:

Loan Type	Number of Loans	December 31, 2013 Balance*	Portfolio Percentage	Number of Loans	December 31, 2012 Balance*	Portfolio Percentage

First deeds of trust	12	$10,004,000	97.13%	16	$26,682,000	97.00%
Second deeds of trust	1	295,000	2.87%	1	698,000	3.00%
Total	13	$10,299,000	100.00%	17	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2013:

Non-performing and past due loans	$2,450,000
January 2014 – March 2014	2,930,000
April 2014 – June 2014	1,151,000
July 2014 – September 2014	3,401,000
October 2014 – December 2014	50,000
January 2015 –March 2015	--
Thereafter	317,000

Total	$10,299,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2013 and 2012:

	December 31, 2013 Balance *	Portfolio Percentage	December 31, 2012 Balance *	Portfolio Percentage

Arizona	$553,000	5.37%	$--	--
California	2,848,000	27.65%	6,696,000	24.46%
Michigan	--	--	2,160,000	7.89%
Nevada	5,429,000	52.71%	15,151,000	55.34%
Ohio	318,000	3.09%	321,000	1.17%
Texas	1,151,000	11.18%	1,151,000	4.20%
Utah	--	--	1,901,000	6.94%
Total	$10,299,000	100.00%	$27,380,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2013	December 31, 2012
Balance per loan portfolio	$10,299,000	$27,380,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,500,000)
Balance per consolidated balance sheets	$7,849,000	$24,880,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2013 and 2012, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At December 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2013	Allowance for Loan Losses	Net Balance at December 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Allowance for Loan Losses	Net Balance at December 31, 2012

Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2013, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of December 31, 2013 and 2012:

	As of December 31, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	7,849,000	--	$7,849,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	7,849,000	--	7,849,000

Total	$10,299,000	$(2,450,000)	$7,849,000

	As of December 31, 2012
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	24,655,000	--	24,655,000
Performing loans – related allowance	275,000	(50,000)	225,000
Subtotal performing loans	24,930,000	(50,000)	24,880,000

Total	$27,380,000	$(2,500,000)	$24,880,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances
As of December 31, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2013 and 2012 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/13
Commercial	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/12
Commercial	$22,392,000	1,265,000	$(14,934,000)	$(3,250,000)	$(2,973,000)	$2,500,000
Construction	2,971,000	--	--	--	(2,971,000)	--
Land	884,000	--	--	(884,000)	--	--
Total	$26,247,000	$1,265,000	$(14,934,000)	$(4,134,000)	$(5,944,000)	$2,500,000

Extensions

As of December 31, 2013, our manager had granted extensions on six outstanding loans totaling approximately $17.7 million of which our portion was approximately $9.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2013, five loans that have been granted extensions are performing.

NOTE E — REAL ESTATE ACQUISITION AND ASSETS HELD FOR SALE

On July 26, 2013 we, MVP REIT and VRM I entered into an agreement to acquire six parking facilities from the same seller. We have formed limited liability companies with MVP REIT and VRM I to acquire the properties based on ownership noted in the table below. The limited liability companies are jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with 10 days written notice, to purchase our interest in the limited liability companies (the “Purchase Right”).  The price for the Purchase Right shall be equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

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

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the years ended December 31, 2013 and 2012 assumes that acquisitions were completed as of January 1, 2012.

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues from continuing operations	$2,290,000	$5,402,000
Net loss available to common stockholders	$(5,539,000)	$(11,715,000)
Net loss available to common stockholders per share – basic	$(1.91)	$(3.79)
Net loss available to common stockholders per share – diluted	$(1.91)	$(3.79)

NOTE F — INVESTMENT IN AND NOTE RECEIVABLE FROM MVP REALTY ADVISORS

Together with MVP Capital Partners LLC, which is owned by our Chairman and Chief Executive Officer, Michael Shustek, we formed a Nevada limited liability company, MVP Realty Advisors, LLC (“MVP RA”).  MVP RA acts as the advisor to MVP REIT, Inc., a Maryland corporation which was organized to invest in real estate and loans secured by real estate (“MVP REIT”).  On April 16, 2012, MVP REIT filed a registration statement with the Securities and Exchange Commission, which was declared effective by the Securities and Exchange Commission on September 25, 2012.  MVP REIT is organized as a publically registered, non-traded real estate investment trust (“REIT”).  Under the terms of an Advisory Agreement between MVP RA and MVP REIT, MVP RA is entitled to certain fees for advisory and other management services rendered to MVP REIT.

During April 2012, we contributed $1,000 for a 40% interest in MVP RA. Our participation in MVP RA was approved by the independent member of our Board of Directors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVP CP”) contributed $1,500 for a 60% interest in MVP RA.  As of June 30, 2013, we and MVPCP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP RA related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP RA however the decision by MVP RA to forgive the full amount creates uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we have determined to fully impair the balance of this investment and note receivable totaling $1.5 million and $5.1 million for the three and nine months ended September 30, 2013. Under the terms of the Operating Agreement which governs MVP RA, any loans we may make to MVP RA must be paid in full and we shall have received distributions of profits equal to our capital contributions prior to MVPCP receiving any distributions from MVP RA. During the third and fourth quarter, we funded MVP RA an additional $1.5 and $1.1 million, respectively, and continued to be fully allowed for.  On March 20, 2014, our board of directors agreed to continue funding MVP RA

The Company and MVP CP entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which the Company has acquired from the Seller an additional 20% of the membership interests (the “Acquired Interests”) of MVP RA. The Company and VRM I, Inc. now own 60% and 40% of the aggregate membership interests of MVP RA. The Company previously disclosed an agreement in principle with MVP CP to acquire the Acquired Interests in a Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

Pursuant to the Transfer Agreement, the Company did not pay any up-front consideration for the Acquired Interests, but will be responsible for its proportionate share of future expenses of MVP RA. In recognition of MVP CP’s substantial investment in MVP RA for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP RA further provide that once the Company and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once they have received an annualized return on their Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP RA. The independent members of our board of directors approved the Transfer Agreement and the transactions contemplated thereby.

NOTE G – INVESTMENT IN EQUITY METHOD INVESTEE

During September 2013, we formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”) with MVP REIT to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV. We and MVP REIT hold a 49% and 51% interest, respectively, in the limited liability company. The limited liability company is jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT has the right, at any time, with ten days written notice, to purchase our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right shall be equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

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

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for our 2013 acquisition:

Assets
Land and improvements	$1,300,000
Building and improvements	3,900,000
Total assets acquired	5,200,000
Liabilities
Liabilities	2,700,000
Total liabilities	2,700,000
Net assets and liabilities acquired	$2,500,000

The following is a summary of the results of operations related to the acquisitions for the year ended December 31, 2013:

For The Year Ended December 31, 2013

Rental revenue	$159,000
Expenses	(250,000)
Net income	91,000
% of ownership	49%
$45,000

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2013 and 2012, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.4% and 8.50%, respectively, of the total outstanding shares. The closing price of VRM I’s common stock on December 31, 2013, was $1.75 per share. The closing prices of the common stock on December 31, 2013 resulted in an unrealized gain of approximately $349,000.

During the three months ended December 31, 2013, the trading price for VRM I’s common stock ranged from $1.52 to $2.05 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

As of December 31, 2013, we owned 287,794 shares of publicly traded companies that invest in loans collateralized by real estate. The closing prices of the common stock on December 31, 2013 resulted in an unrealized loss of approximately $28,000. Additionally, for the year ended December 31, 2013, we sold shares for a realized gain of approximately $737,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At December 31, 2013, we held three properties with a total carrying value of approximately $1.2 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

During May 2013 we, VRM I and VF III received a distribution in the amount of $797,000 of which our portion was approximately $6,000.

During December 2013, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $1.4 million.  A net gain of approximately $62,000 was recorded.

During December 2013, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $60,000.  This property is fully allowed for and a net gain was recorded for the full amount.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$2,619,000
Nonrefundable earnest money deposit	(61,000)
Distributions	(6,000)
Write down	--
Sale	(1,318,000)
Ending balance, December 31, 2013	$1,234,000

NOTE K — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the years ended December 31, 2013 and 2012 were approximately $1.1 million, during each period.

As of December 31, 2013 and 2012, our manager owned 23,175 of our common shares, representing approximately 0.9% and 0.7%, respectively, of our total outstanding common stock at the respective dates.

As of December 31, 2013 and 2012, we had receivables from our manager of approximately $20,000.

Transactions with Other Related Parties

As of December 31, 2013 and 2012, we owned 538,178 common shares of VRM I, representing approximately 9.4% and 8.5%, respectively, of their total outstanding common stock at the respective dates.  The closing prices of the common stock on December 31, 2013 resulted in an unrealized gain of approximately $349,000.

As of December 31, 2013 and 2012, VRM I owned 134,270 of our common shares, representing approximately 5.0% and 4.4%, respectively, of our total outstanding common stock for both periods.

As of December 31, 2013 we owed VRM I approximately $194,000.  As of December 31, 2012, we had receivables from VRM I of approximately $0.2 million, primarily related to legal fees.

As of December 31, 2013 we owed Fund III approximately $20,000.  As of December 31, 2012 we had receivables from Fund III of approximately $89,000.

During April 2013, we sold a $1.5 million investment in a real estate loan to MVP REIT, Inc., an entity managed by a company majority owned by Mr. Shustek.  During July 2013, we repurchased $1.0 million of the same loan from MVP REIT.  During January 2014 the loan was paid in full.

During April 2013, we purchased $1.2 million in investments in real estate loans from VRM I.

During August 2013, we sold $75,000 of a performing loan to a trust in which a director is one of the trustees.  No gain or loss resulted from this transaction.

As of December 31, 2013, we owned a 60% interest in MVP Realty Advisors, LLC, the manager of MVP REIT, Inc.

From time to time, we may also jointly invest in real property or real estate loans with our affiliates, including VRM I and MVP REIT, Inc.  These investments are described elsewhere in this report and incorporated herein by reference.

From time to time, we may also acquire or sell investments in real estate or in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Management Agreement, such acquisitions and sales are made without any mark up or mark down.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans and real estate investments, thereby providing us with additional capital to make additional loans and investments in real estate.

NOTE L — NOTES RECEIVABLE

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

During the year ended December 31, 2013, we terminated the unsecured note receivable balance on six of the properties in connection with MVP REIT’s acquisition of the properties. The Manager and our Board believes that terminating the unsecured notes receivable was in our best interest since at that time, we owned a 40% interest in MVP Realty Advisor which manages MVP REIT. MVP Realty Advisor will directly benefit from this transaction through the receipt of acquisition fees of 3% of the purchase prices, asset management fees of 0.85% of total assets, debt service fees of the aggregate debt financed and potential future disposition fees of 3% of sale price. We will benefit from 40% of these fees to the extent they exceed operating expenses.  VRM I and VF III received shares of common stock of MVP REIT for their interest in the unsecured notes receivable. At that time, VRM I and VF III have no interest in MVP Realty Advisors.  As of December 31, 2013, VRM I owned 40%.  The MVP REIT shares are currently illiquid as MVP REIT is not listed on any exchange.

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $88,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $0.4 million as a final payment for the note was approved, of which approximately $0.3 million was received.  No payments were received in 2013.  The balance of this agreement of approximately $50,000 was fully reserved as of December 31, 2013.  Payments will be recognized as income when received.

During March 2011, we were awarded a deficiency judgment totaling $5.0 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $3.0 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. Annual payments of $0.5 million are accrued when due.  The balance of approximately $3.4 million was fully reserved as of December 31, 2013.

During March 2011, we were awarded a deficiency judgment totaling $2.8 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $1.2 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven.  Annual payments of $0.2 million are accrued when due. The balance of approximately $1.4 million was fully reserved as of December 31, 2013.

During April 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  We receive monthly payments of approximately $33,000.  As of December 31, 2013 the balance is approximately $0.2 million.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  We receive quarterly payments of $24,000.  As of December 31, 2013 the balance is approximately $1.2 million.

NOTE M — NOTES PAYABLE

In April 2013, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 4.25%.  The agreement required a down payment of $69,000 and nine monthly payments of $24,000 beginning on May 27, 2013.  As of December 31, 2013, the outstanding balance of the note was approximately $23,000.  During January 2014, the outstanding balance of the note was paid in full.

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

NOTE N — FAIR VALUE

As of December 31, 2013 and 2012, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2013 and 2012, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13
Assets
Investment in marketable securities - related party	$941,000	$--	$--	$941,000	$941,000
Investment in marketable securities	$5,658,000	$--	$--	$5,658,000	$5,658,000
Investment in real estate loans	$--	$--	$7,867,000	$7,867,000	$7,849,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/12	Carrying Value on Balance Sheet at 12/31/12
Assets
Investment in marketable securities - related party	$592,000	$--	$--	$592,000	$592,000
Investment in real estate loans	$--	$--	$24,500,000	$24,500,000	$24,880,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to December 31, 2013:

Investment in real estate loans

Balance on January 1, 2013	$24,500,000
Change in temporary valuation adjustment included in net loss
Net decrease in allowance for loan losses	50,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	8,145,000
Purchase of assets from related parties	2,200,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(18,650,000)
Sale of assets to related parties	(1,500,000)
Sale of assets to third parties	(7,276,000)
Temporary change in estimated fair value based on future cash flows	398,000

Balance on December 31, 2013, net of temporary valuation adjustment	$7,867,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012:

Investment in real estate loans

Balance on January 1, 2012	$30,646,000
Change in temporary valuation adjustment included in net income (loss)
Increase in allowance for loan losses	(1,264,000)
Purchase and additions of assets
Transfer of allowance on real estate loans to real estate owned held for sale	14,000
Transfer of allowance on real estate loans to asset held for sale	1,705,000
Reduction of allowance on real estate loans due to loan payments	5,761,000
Reduction of allowance on real estate loans following settlement of loan	11,565,000
New mortgage loans and mortgage loans acquired	20,468,000
Write-off of allowance on uncollectable loan	3,250,000
Transfer of allowance on real estate loans converted to unsecured notes receivable	2,715,000
Sales, pay downs and reduction of assets
Transfer of real estate loans to real estate owned held for sale	(45,000)
Transfer of real estate loan to asset held for sale	(10,669,000)
Collections and settlements of principal and sales of investment in real estate loans	(22,866,000)
Reduction of loan balance following settlement of loan	(11,565,000)
Write-off of uncollectable loan	(3,250,000)
Conversion of real estate loans to unsecured notes receivable	(2,715,000)
Temporary change in estimated fair value based on future cash flows	750,000

Balance on December 31, 2012, net of temporary valuation adjustment	$24,500,000

NOTE O — SEGMENT INFORMATION

Company management reviews financial and operating performance in the following three separate operating segments:  (1) investment in real estate loans, (2) investments in real property and (3) investment in a real estate management company.  Selling, general and administrative expenses, primarily consisting of compensation of employees, seminar expense, professional fees and overhead costs not directly related to a specific operating segment, are reflected in the table below as corporate activities.

The following are certain financial data for the Company’s operating segments for the periods:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues
Investment in real estate loans	$1,540,000	$4,584,000
Investment in real property	205,000	--
Investment in real estate management	17,000	--
Total revenues as reports	1,762,000	4,584,000

Operating income(loss)
Investment in real estate loans	$1,540,000	$2,254,000
Investment in real property	(6,171,000)	--
Investment in real estate management	(270,000)	--
Corporate activities	(2,804,000)	(2,038,000)
Total Operating income (loss) as reported	(7,705,000)	216,000

Total Assets	December 31, 2013	December 31, 2012
Investment in real estate loans	$7,849,000	$24,880,000
Investment in real property	10,392,000	--
Corporate assets	20,034,000	15,325,000
Total assets	$38,275,000	$40,205,000

NOTE P — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE Q — LEGAL MATTERS INVOLVING THE MANAGER

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

For additional information, see Note R – Legal Matters Involving the Company

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

NOTE R — LEGAL MATTERS INVOLVING THE COMPANY

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

The hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

NOTE S — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the years ended:

	12/31/2013	12/31/2012
Current Taxes
Federal	$--	$--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	(1,989,740)	4,079,000
Change in Valuation Allowance	1,989,740	(4,079,000)

Provision for income tax expense (benefit)	$--	$--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at years end:

Deferred Tax Assets:	12/31/2013	12/31/2012
Provision for Loan Losses	$834,000	$851,000
Write down on real estate owned held for sale	334,000	2,181,000
Impairment on investment in MVP Realty Advisors	2,095,000	--
Recovery of allowance for doubtful notes receivable	459,000	5,269,000
Net operating loss carryforward	72,480,000	69,577,000
Total Deferred Tax Assets	76,202,000	77,878,000
Valuation allowance	(76,202,000)	(77,878,000)
Deferred Tax Assets, net of valuation allowance	--	--
Non-current portion	--	--
Current portion	$--	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2013 was 34%.  The Company has established a valuation allowance against deferred tax assets of $76,202,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

As of December 31, 2011 we were organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate owned held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

NOTE T— SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss.

During January 2014, we paid our manager approximately $183,000 of management fees for services to be performed from February 2014 through March 2014.

During January 2014, we, VRM I and MVP REIT issued a promissory note with Key Bank National Association for $4.3 million secured by certain parking facilities which we own a majority interest.  This note bears an annual interest rate of 4.94%, and is payable in monthly principal and interest payments of approximately $25,000.

On January 2, 2014, our board of directors approved a 1-for-4 reverse stock split of our issued and outstanding shares of common stock, par value $0.0001 per share, which went into effect on February 4, 2014.  No fractional shares were issued in connection therewith and the number of authorized shares and the par value per share remains unchanged.  Each stockholder otherwise entitled to a fractional share received cash in an amount equal to the product of the fraction of a share multiplied by the closing price of our common stock as reported by the NASDAQ Stock Market LLC on February 4, 2014.  All share and per share information in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

During the year ended December 31, 2013, we and VRTA participated with MVP REIT in the acquisition of six parking facilities and a storage facility. Pursuant to these acquisitions, MVP REIT has the right to purchase our interest in these facilities equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us and VRTA (“Purchase Right”) (For additional details, see NOTE E “Real Estate Acquisitions and Asset Held for Sale”). On March 20, 2014, our Board of Directors along with the Board of Directors for VRTA and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRTA’s interest in the five parking facilities, net of the assumed debt secured by the real estate (see Subsequent Events describing the sale of one parking facility) and our interest in the storage facility, net of the assumed debt secured by the real estate, in exchange we and VRTA will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRTA will hold 100% interest in the four office properties. As of the date of this report, the transaction has not been completed and certain amounts are being finalized however we expect this transaction to close during April 2014.

On March 26, 2014, our Board of Directors approved the purchase of 46% interest in Building C, LLC for $3.0 million.  Building C, LLC was previously 100% owned by MVP REIT.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2013.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage, a majority-owned subsidiary of Vestin Group.

Directors and Executive Officers

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as our directors and executive officers as of March 31, 2014.

Name	Age	Title

Michael V. Shustek	55	President, Chief Executive Officer and Director
Tracee Gress(4)	43	Chief Financial Officer
Donovan Jacobs (1)(2)(3)	57	Director
Roland M. Sansone(1)(2)(3)	59	Director
Fredrick J. Leavitt(1)(2)(3)	43	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  As of December 31, 2013, Strategix Solutions dedicated to us a total of three employees, including our CFO.

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	55	President, Chief Executive Officer and Chairman
Tracee Gress	43	Chief Financial Officer
Michael J. Whiteaker	64	Vice President of Regulatory Affairs

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

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 5 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Independent Directors of Vestin Realty Mortgage II

Donovan J. Jacobs was an employee of Vestin Group from 2000 to 2004 and from September 2005 to October 2006 and has been a member of our board since he was appointed in December 2013.  At Vestin Group, he was responsible for opening and managing three Vestin Mortgage branch offices.  He is also a director of VRM I since 2008.  Since 1992, Mr. Jacobs has been practicing law in San Diego, California where he represents police officers in both administrative and civil actions.  Mr. Jacobs is a retired San Diego Police Officer, where he served for 13 years.  Mr. Jacobs holds a lifetime teaching credential from the State of California and has taught law and police science at Miramar College, Southwestern College and Central Texas College.  Mr. Jacobs has authored two books on narcotics investigations, “Street Crime Investigations” and “Street Cop.”  Mr. Jacobs received his Bachelor’s Degree from San Diego State and his Juris Doctor from Thomas Jefferson School of Law.  Mr. Jacobs was admitted to the California Bar in 1992.  Mr. Jacobs’s legal knowledge, and his familiarity with the business and legal communities in California, provide an important perspective as the Board addresses issues related to the management of our loan portfolio and REO.

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

Fredrick J. Leavitt was a director for Vestin Group from November 2004 to December 2005.  He has been a member of our board of directors since January 2006 and was a director for VRM I from January 2006 until he resigned in January 2008 and reappointed in December 2013.  Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Leavitt sits on various audit committees involving the utility industry.  Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.  The Board also determined that Mr. Leavitt meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).  Mr. Leavitt’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of five directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Leavitt, and his term will expire at the 2013 annual meeting of stockholders;

•	The class II directors are Mr. Sansone, and their terms will expire at the 2014 annual meeting of stockholders; and

•	The class III directors are Messrs. Jacobs and Shustek, and their terms will expire at the 2015 annual meeting of stockholders.

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

Audit Committee
Fredrick J. Leavitt (Chairman)
Donovan Jacobs
Roland M. Sansone

Compensation Committee
Donovan Jacobs (Chairman)
Roland M. Sansone
Fredrick J. Leavitt

Nominating Committee
Roland M. Sansone (Chairman)
Donovan Jacobs
Fredrick J. Leavitt

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Leavitt (chair), Mr. Jacobs and Mr. Sansone, met in March 2014 in connection with the audit of our 2013 financial statements, and held a total of six meetings in fiscal 2013.  Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2013, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Leavitt and Mr. Jacobs, held no meetings.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager Vestin Mortgage and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2013 the Compensation Committee, consisting of Mr. Jacobs, Mr. Leavitt and Mr. Sansone, held no meetings.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

We currently have no employees. Our day-to-day management functions are performed by our manager and related affiliates. Our executive officers are all employees of our manager or its affiliates and are utilized by our manager to provide management, acquisition, advisory and certain administrative services for us. We do not pay any of these individuals for serving in their respective positions, and we do not pay any compensation to our executive officers.

We pay our manager a management fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2013, we paid our manager approximately $1.1 million for its management services, which represented approximately 73% of the revenues received by our manager and its affiliates in 2013.

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

Our manager and our affiliates also receive various fees from borrowers.  Such fees may include origination fees as well as charges for servicing, extending or modifying their loans.  We are not a party to such fee arrangements and have no control over them.  As discussed under Risk Factors, many of these fees are paid on an up-front basis and, as a result, could create an incentive for our manager and our affiliates to make or extend riskier loans.  Funding risky loans could have a material adverse effect upon our operating results and financial condition.

Except as specified above, our independent directors receive $500 for each board meeting and committee meeting they attend, whether in person or by phone, and are reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings.

The following table sets forth information with respect to our director compensation during the fiscal year ended December 2013:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Michael V. Shustek	$--	$—	$—	$—	$—	$	$--
Donovan Jacobs	$--	—	—	—	—		$--
Roland M. Sansone	$6,500	—	—	—	—	$	$6,500
Fredrick J. Leavitt	$5,000	—	—	—	—	$	$5,000

(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 31, 2014, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 2,709,174 shares of our common stock as of March 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 478,032 shares and shared voting and investment power of 18,774 shares	18.3%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 31, 2014, by:

•	Each director;

•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and

•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,709,174 shares of our total outstanding common stock as of March 31, 2014.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek(1)	8880 West Sunset Rd. Ste 200 Las Vegas, NV 89118	478,032	18.3%
Donovan Jacobs	1347 Tavern Rd. #18 PMVB201 Alpine, CA 91901	**	**
Frederick J. Leavitt	P.O. Box 91683 Henderson, NV 89009	--	--
Roland M. Sansone	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
All directors and executive officers as a group (5 persons)		478,032	18.3%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage.  Mr. Shustek is the beneficial owner of 496,806 shares of our common stock, representing approximately 18.3% of our outstanding common stock (based upon 2,709,174 shares of common stock outstanding at March 31, 2014).  Mr. Shustek, directly owns 454,857 shares of our common stock (totaling 16.8%) and indirectly owns and has economic benefit of 23,175 shares of our common stock (totaling 0.9%) through his ownership of Vestin Mortgage.  Mr. Shustek has economic benefit of and shares voting and dispositive power of 18,774 shares of our common stock (totaling 0.7%) owned by his spouse, of which 6,327 shares were acquired by her prior to their marriage.

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

From time to time, we may acquire or sell investments in real estate loans or real estate from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or real estate investments, thereby providing us with additional capital to make additional other investments.

Please refer to Note K – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

Director Independence.  The Board of Directors has determined that each of the current non-employee Directors (i.e., Messrs. Leavitt, and Sansone) are “independent,” as that term is defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.’s listing requirements.  In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2013 and 2012, De Joya Griffith, LLC (“De Joya Griffith”) and JLK Rosenberger, LLP (“JLK”) services to us as follows:

	De Joya Griffith December 31, 2013	JLK December 31, 2012
Audit Fees	$71,000	$186,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith and JLK did not perform any non-audit services for us in the years ended December 31, 2013 and 2012.

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
Reference is made to the Exhibit Index appearing immediately after the signature page to this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 31, 2014
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 31, 2014
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ Donovan Jacobs	Director	March 31, 2014
Donovan Jacobs

/s/ Fredrick J. Leavitt	Director	March 31, 2014
Fredrick J. Leavitt

/s/ Roland M. Sansone	Director	March 31, 2014
Roland M. Sansone

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(14)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(14)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
10.10 (15)	Purchase and Sale Agreement, dated August 2013, for the acquisition of the parking facilities
10.11 (16)	Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (iii) Cosolidated Statements of Other Comprehensive Income for the years ended December 31, 2013 and 2012 (iv) Consolidated Statement of Equity for the years ended December 31, 2013  and 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements.

*	Filed concurrently herewith.
(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(13)	Incorporated herein by reference to the Current Report on Form 8-K filed on March 16, 2012 (File No. 000-51892)
(14)	Incorporated herein by reference to the Current Report on Form 8-K filed on July 13, 2012 (File No. 000-51892)
(15)	Incorporated herein by reference to the Current Report on Form 8-K filed on August 1, 2013 (File No. 000-51892)
(16)	Incorporated herein by reference to the Current Report on Form 8-K filed on December 26, 2013 (File No. 000-51892)