Form 10-Q
period 2014-05-12
Vestin Realty Mortgage II, Inc
filed 2014-05-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 2,709,174 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$10,022,000	$7,663,000
Investment in marketable securities	--	5,658,000
Investment in marketable securities - related party	833,000	941,000
Interest and other receivables, net of allowance of $3,372,000 at March 31, 2014 and $3,197,000 at December 31, 2013	5,000	5,000
Notes receivable, net of allowance of $6,091,000 at March 31, 2014 and December 31, 2013	--	--
Real estate owned held for sale	1,234,000	1,234,000
Real estate loans, net of allowance for loan losses of $2,450,000 at March 31, 2014 and December 31, 2013	10,663,000	7,849,000
Investment in equity method investee	3,000,000	--
Investment in equity method investee held for sale	1,210,000	1,195,000
Investment in and note receivable from MVP Realty Advisors, LLC, net of allowance	--	--
Assets held for sale	12,123,000	13,567,000
Other assets	161,000	160,000
Total assets	$39,251,000	$38,272,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$994,000	$853,000
Notes payable	--	23,000
Liabilities related to assets held for sale	4,293,000	25,000
Due to related parties	368,000	228,000
Total liabilities	5,655,000	1,129,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,709,174 shares issued and outstanding at March 31, 2014 and December 31, 2013.	--	--
Additional paid-in capital	267,743,000	267,745,000
Accumulated deficit	(238,038,000)	(237,059,000)
Accumulated other comprehensive income	240,000	331,000
Total stockholders’ equity before non-controlling interest	29,945,000	31,017,000
Non-controlling interest	3,651,000	6,126,000
Total stockholders’ equity	33,596,000	37,143,000

Total liabilities and stockholders’ equity	$39,251,000	$38,272,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,
	2014	2013

Revenues
Interest income from investment in real estate loans	$167,000	$368,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	40,000
Advisor fee – related party	134,000	--
Rental revenue	--	--
Total revenues	301,000	408,000

Operating expenses
Management fees - related party	274,000	273,000
Wages and Benefits	253,000	--
Acquisition expense	19,000	--
Forgiveness of debt-related party	312,000	--
Professional fees	295,000	219,000
Consulting fees	145,000	69,000
Insurance	69,000	73,000
Travel	125,000	--
Rent	81,000	--
Other	322,000	47,000
Total operating expenses	1,895,000	681,000

Loss from operations	(1,594,000)	(273,000)

Non-operating income (loss)
Gain related to recover of allowance on note receivable – related party	849,000	--
Recovery from settlement with loan guarantor	78,000	15,000
Gain on sale of marketable securities	49,000	--
Total other non-operating income, net	976,000	15,000

Provision for income taxes	--	--

Loss from continuing operations	(618,000)	(258,000)

Discontinued operations, net of income taxes
Net gain on sale of real estate owned held for sale	(121,000)	42,000
Expenses related to real estate owned held for sale	(302,000)	(209,000)
Income from investment in equity method investee held for sale	15,000	--
Income from assets held for sale, net of income taxes	99,000	--
Loss from discontinued operations	(309,000)	(167,000)

Net loss	(927,000)	(425,000)
Allocation of loss to non-controlling interest – related party	52,000	--
Net loss attributable to common stockholders	$(979,000)	$(425,000)

Basic and diluted loss per weighted average common share
Continuing operations	$(0.23)	$(0.09)
Discontinued operations	(0.14)	(0.05)
Total basic and diluted loss per weighted average common share	$(0.37)	$(0.14)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	2,709,174	3,014,951

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013

Net loss	$(927,000)	$(425,000)

Unrealized holding gain (loss) on available-for-sale securities	(91,000)	(26,000)

Comprehensive loss	(1,018,000)	(451,000)
Net income attributable to noncontrolling interest	52,000	--

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(966,000)	$(451,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(927,000)	$(425,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain related to recovery from settlement with loan guarantor	(78,000)	(15,000)
Gain on sale of marketable securities	(49,000)	--
Income from equity method investee	(15,000)
Recovery of allowance for doubtful notes receivable included in other income	--	(40,000)
Loss on sale of real estate owned held for sale	121,000	--
Forgiveness of debt-related party	312,000	--
Gain related to recovery of allowance on note receivable-related party	(849,000)	--
Change in operating assets and liabilities:
Interest and other receivables	--	(1,000)
Assets held for sale, net of liabilities	37,000	--
Due to/from related parties, net	140,000	259,000
Deferred gain on sale of Hawaii Funeral Services, LLC	--	(42,000)
Other assets	(1,000)	38,000
Accounts payable and accrued liabilities	142,000	(151,000)
Net cash used in operating activities	$(1,167,000)	$(377,000)

Cash flows from investing activities:
Investments in real estate loans	$(6,591,000)	$(3,257,000)
Purchase of investments in real estate loans from third parties	(75,000)	--
Proceeds from loan payoffs	1,762,000	1,902,000
Sale of investments in real estate loans to third parties	2,090,000	365,000
Proceeds related to real estate held for sale	1,411,000	--
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	(764,000)	--
Proceeds from recovery of allowance on note receivable – related party	849,000	--
Proceeds from settlement with loan guarantor	78,000	--
Investment in and note receivable from MVP Realty Advisors, LLC	(312,000)	(1,001,000)
	--	--
Investment in equity method investee	(3,000,000)	--
Proceeds from notes receivable	--	40,000
Proceeds from sale of marketable securities	5,723,000	--
Net cash used in investing activities	$1,171,000	$(1,951,000)
Cash flows from financing activities:
Principal payments on notes payable	$(23,000)	$(25,000)
Proceed from note payable – held for sale	4,143,000	--
Payment of noncontrolling interest portion of proceeds from note payable	(1,763,000)	--
Other	(2,000)	--
Net cash provided by (used in) financing activities	$2,355,000	$(25,000)

NET CHANGE IN CASH	2,359,000	(2,353,000)
Cash, beginning of period	7,663,000	10,098,000
Cash, end of period	$10,022,000	$7,745,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$--

Non-cash investing and financing activities:
Adjustment to accrued interest and related allowance	$175,000	$198,000
Unrealized loss on marketable securities - related party	$(91,000)	$(27,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Realty Advisors, LLC (“MVP Advisor”), the manager of MVP REIT, Inc. At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisor.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP Capital’s substantial investment in MVP RA for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP RA. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report filed on Form 10-K.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2014, the Company did not capitalize any such acquisition costs.

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

MVP RA receives a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2014 were approximately $132,000 and were recognized as a due to related party as of March 31, 2014..

MVP RA receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fee for the three months ended March 31, 2014 were approximately $2,000 and were recognized as a due to related party as of March 31, 2014.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three months ended March 31, 2014.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in an unrelated third party and in VRM I, related party.  The securities are stated at fair value as determined by the closing market prices as of March 31, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended March 31, 2014 and December 31, 2013.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On June 7, 2012, our Board of Directors (“Board”) approved the adoption of a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”). Due to the postponement of the merger between VRM I and us, the 10b5-1 plan has been terminated.  We record our treasury stock using the cost method.  Under the Maryland General Corporation Law, shares of its own stock acquired by a corporation constitute authorized but unissued shares.

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of March 31, 2014, the Company operates all segments.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2014 and December 31, 2013 we had approximately $7.1 and $6.9 million of funds in excess of the federally-insured limits.

As of March 31, 2014, 45% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of March 31, 2014, 45% and 45% of our loans were in Nevada and California, respectively, compared to 53% and 28% respectively, at December 31, 2013.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 64% of our total investment in real estate loans.  These real estate loans consisted of commercial, construction and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 9% and 15%, and the aggregate outstanding balance is approximately $8.4 million.  As of March 31, 2014, our largest loan, totaling approximately $3.1 million and secured by property located in California, is a performing loan with an interest rate of 9%.  The second loan totaling $2.4 million is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  At December 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 67% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7.75% and 15%, and the aggregate outstanding balance is approximately $6.9 million.  As of December 31, 2013, our largest loan, totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The second loan is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan is secured by property in Nevada with an interest rate of 7.75% and is considered performing.

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

Common Guarantors

As of March 31, 2014 and December 31, 2013 and 2012, three and five loans totaling approximately $1.8 million and $3.6 million, respectively, representing approximately 14.0% and 34.9%, respectively, of our portfolio’s total value, had a common guarantor.  At March 31, 2014 and December 31, 2013 all of these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of March 31, 2014 and December 31, 2013, three loans had a variable interest rate adjusted quarterly at a rate of prime plus 3.30% (6.55% as of March 31, 2014 and December 31, 2013). The balance on these loans was approximately $0.3 million as of March 31, 2014 and December 31, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of March 31, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	9	$7,207,000	10.04%	54.96%	44.93%
Construction	1	3,059,000	9.00%	23.32%	72.63%
Land	1	2,847,000	11.00%	21.72%	31.50%
Total	11	$13,113,000	10.01%	100.00%	47.85%

Investments in real estate loans as of December 31, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$6,395,000	10.66%	62.09%	65.58%
Land	3	3,904,000	9.66%	37.91%	39.52%
Total	13	$10,299,000	10.28%	100.00%	52.62%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2014 and December 31, 2013, was 10.01% and10.28%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2014 and December 31, 2013:

Loan Type	Number of Loans	March 31, 2014 Balance*	Portfolio Percentage	Number of Loans	December 31, 2013 Balance*	Portfolio Percentage

First deeds of trust	10	$12,818,000	97.75%	12	$10,004,000	97.13%
Second deeds of trust	1	295,000	2.25%	1	295,000	2.87%
Total	11	$13,113,000	100.00%	13	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2014:

Non-performing and past due loans	$2,450,000
April 2014 – June 2014	1,001,000
July 2014 – September 2014	3,874,000
October 2014 – December 2014	3,089,000
January 2015 –March 2015	2,382,000
April 2015 – June 2015	--
Thereafter	317,000

Total	$13,113,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$553,000	5.37%
California	5,907,000	45.05%	2,848,000	27.65%
Nevada	5,888,000	44.90%	5,429,000	52.71%
Ohio	317,000	2.42%	318,000	3.09%
Texas	1,001,000	7.63%	1,151,000	11.18%
Total	$13,113,000	100.00%	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2014	December 31, 2013
Balance per loan portfolio	$13,113,000	$10,299,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$10,663,000	$7,849,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2014 and December 31, 2013, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At March 31, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2014	Allowance for Loan Losses	Net Balance at March 31, 2014
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2013	Allowance for Loan Losses	Net Balance at December 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	10,663,000	--	10,663,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	10,663,000	--	10,663,000

Total	$13,113,000	$(2,450,000)	$10,663,000

	As of December 31, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	7,849,000	--	7,849,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	7,849,000	--	7,849,000

Total	$10,299,000	$(2,450,000)	$7,849,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2014 and December 31, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2014 and 2013 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 03/31/14
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 03/31/13
Commercial	$2,500,000	--	$--	$--	$--	$2,500,000
Total	$2,500,000	$--	$--	$--	$--	$2,500,000

Extensions

As of March 31, 2014 and December 31, 2013, our manager had granted extensions on five and six outstanding loans totaling approximately $15.4 and $17.7 million of which our portion was approximately $7.3 and $9.4 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of March 31, 2014 and December 31, 2013, four and five of the loans, respectively, that have been granted extensions are performing.

NOTE E —ASSETS HELD FOR SALE

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

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	VRM II	VRM I	MVP
MVP PF Ft Lauderdale 2013, LLC	July 31, 2013	$3,400,000	68%	--	32%
MVP PF Memphis Court 2013, LLC	August 28, 2013	1,000,000	51%	44%	5%
MVP PF Memphis Poplar 2013, LLC	August 28, 2013	2,000,000	51%	44%	5%
MVP PF Kansas City 2013, LLC	August 28, 2013	2,800,000	51%	44%	5%
MVP PF Baltimore 2013, LLC	September 4, 2013	2,300,000	51%	44%	5%
MVP PF St. Louis 2013, LLC	September 4, 2013	2,000,000	51%	44%	5%
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
$13,500,000

Upon the closing of the purchases described above, three of the six triple net leases were terminated which included a 180 day termination period.  Management has negotiated new triple net leases.  Upon completion of the new lease agreements, we are obtaining updated appraisals to determine final purchase price allocation.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On March 20, 2014, our Board of Directors along with the Board of Directors for VRM I and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility in exchange we and VRM I will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRM I will hold 100% interest in the four office properties. On April 30, 2014 the transaction was completed.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

NOTE F – INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

During September 2013, we formed a limited liability company, MVP MS Red Mountain 2013, LLC (“Red Mountain”) with MVP REIT to acquire a 299-unit self-storage facility located adjacent to Nevada Highway in Boulder City, NV. We and MVP REIT held a 49% and 51% interest, respectively, in the limited liability company. The limited liability company was jointly managed by MVP Realty Advisors, LLC and Vestin Mortgage, LLC. MVP REIT had the right, at any time, with ten days written notice, to purchase our interest in the limited liability company (the “Purchase Right”).  The price for the Purchase Right was equal to our capital contribution plus a 7.5% annual cumulative return less any distributions received by us.

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

On March 20, 2014, our Board of Directors along with the Board of Directors for VRM I and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility, in exchange we and VRM I will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRM I will hold 100% interest in the four office properties. This transaction closed on April 30, 2014.  See Note R – Subsequent Events.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

The following is a summary of the results of operations related to the acquisitions for the three months ended March 31, 2014:

For The Three Months Ended March 31, 2014

Rental revenue	$133,000
Expenses	(103,000)
Net income	30,000
% of ownership	49%
Net income	$15,000

NOTE G – INVESTMENT IN EQUITY METHOD INVESTEE

On March 26, 2014, VRM II contributed $3,000,000 to Building C, LLC for a 42% interest in the company.  MVP REIT owns remaining 58% interest in the company.  We will record income from investment in equity method investee starting April 1, 2014.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2014 and December 31, 2013, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.4% of the total outstanding shares. The closing price of VRM I’s common stock on March 31, 2014, was $1.55 per share. The closing prices of the common stock on March 31, 2014 resulted in an unrealized loss of approximately $91,000.

During the three months ended March 31, 2014, the trading price for VRM I’s common stock ranged from $1.38 to $2.00 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES

During the three months ended March 31, 2014, we sold 287,794 shares of publicly traded companies that invest in loans collateralized by real estate for a realized gain of approximately $49,000.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At March 31, 2014, we held three properties with a total carrying value of approximately $1.2 million, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$1,234,000
Distributions	--
Write down	--
Sale	--
Ending balance, March 31, 2014	$1,234,000

NOTE K — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2014 and 2013 were approximately $0.3 million, during each period.

As of March 31, 2014 and December 31, 2013, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of March 31, 2014 and December 31, 2013, we had receivables from our manager of approximately $20,000.

Transactions with Other Related Parties

As of March 31, 2014 and December 31, 2013, we owned 538,178 common shares of VRM I, representing approximately 9.4% of their total outstanding common stock at the respective dates.  The closing prices of the common stock on March 31, 2014 resulted in an unrealized loss of approximately $91,000.

As of March 31, 2014 and December 31, 2013, VRM I owned 134,270 of our common shares, representing approximately 4.9% of our total outstanding common stock for both periods.

As of March 31, 2014 we had a receivable from VRM I of approximately $37,000.  As of December 31, 2013 we owed VRM I approximately $194,000, primarily related to legal fees.

As of March 31, 2014 we had a receivable from Fund III of approximately $8,500.  As of December 31, 2013 we owed Fund III approximately $20,000.

As of March 31, 2014 and December 31, 2013, we owned a 60% interest in MVP Realty Advisors, LLC, the manager of MVP REIT, Inc.

During March 2014, we contributed $3,000,000 to Building C, LLC for a 42% interest in the company.

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

NOTE L — NOTES PAYABLE

During January 2014, we, VRM I and VRM II issued a promissory note with Key Bank National Association for $4.3 million.  This note bears an annual interest rate of 4.94%, is secured by four parking facilities, matures in February 2019 and is payable in monthly principal and interest payments of approximately $25,000.

As of March 31, 2014, future principal payments on the notes payable are as follows:

2014	$67,000
2015	93,000
2016	98,000
2017	103,000
2018	108,000
Thereafter	3,824,000
Total	$4,293,000

NOTE M — FAIR VALUE

As of March 31, 2014 and December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2014 and December 31, 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/14	Carrying Value on Balance Sheet at 03/31/14
Assets
Investment in equity method investee	$--	$--	$3,000,000	$3,000,000	$3,000,000
Investment in equity method investee – held for sale	$--	$--	$1,210,000	$1,210,000	$1,210,000
Investment in marketable securities - related party	$833,000	$--	$--	$833,000	$833,000
Investment in real estate loans	$--	$--	$10,649,000	$10,649,000	$10,663,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13
Assets
Investment in equity method investee	$1,195,000	$--	$--	$1,195,000	$1,195,000
Investment in marketable securities - related party	$941,000	$--	$--	$941,000	$941,000
Investment in marketable securities	$5,658,000	$--	$--	$5,658,000	$5,658,000
Investment in real estate loans	$--	$--	$7,867,000	$7,867,000	$7,849,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to March 31, 2014:

Investment in real estate loans

Balance on January 1, 2014	$7,867,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	6,667,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(1,763,000)
Sale of assets to third parties	(2,090,000)
Temporary change in estimated fair value based on future cash flows	(32,000)

Balance on March 31, 2014, net of temporary valuation adjustment	$10,649,000

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Revenues
Investment in real estate loans	$167,000	$408,000
Investment in real property	--	--
Investment in real estate management	134,000	--
Total revenues as reports	301,000	408,000

Operating loss
Investment in real estate loans	$274,000	$273,000
Investment in real property	19,000	--
Investment in real estate management	1,209,000	--
Corporate activities	393,000	408,000
Total Operating loss as reported	1,895,000	681,000

Total Assets	March 31, 2014	December 31, 2013
Investment in real estate loans	$10,663,000	$7,849,000
Investment in real property	--	--
Corporate assets	28,588000	30,423,000
Total assets	$39,251,000	$38,272,000

On March 20, 2014, our Board of Directors along with the Board of Directors for VRM I and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility, in exchange we and VRM I will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRM I will hold 100% interest in the four office properties. This transaction closed on April 30, 2014.  These properties have been reported as Discontinued Operations in the accompanying statement of operations and are not reported as a separate segment.

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

During April 2014, we paid our manager approximately $183,000 of management fees for services to be performed from May 2014 through June 2014.

New executives

Vestin Realty Mortgage II, Inc., a Maryland corporation (“VRTB”) announced that Steven Reed has been hired as President of MVP Realty Advisors, LLC, a Nevada limited liability company (“MVPRA”) commencing May 5, 2014. Mr. Michael Shustek will continue to serve as the Manager of MVPRA.  MVPRA is owned sixty percent (60%) by VRTB and forty percent (40%) by Vestin Realty Mortgage I, Inc., a Maryland corporation (“VRTA”), In addition to his position at MVPRA, Mr. Reed will serve in the same executive capacities at MVP REIT, Inc., a Maryland corporation (“MVP”) which is the entity managed by MVPRA, and at MVP American Securities, a broker-dealer affiliated with MVP.

Mr. Reed entered into an employment agreement with MVPRA and the affiliates named above for a one (1) year term.  Mr. Reed’s salary is Four Hundred Thousand Dollars ($400,000) per annum.  The base salary is payable by MVPRA. In addition, Mr. Reed’s employment agreement contains certain incentive and bonus provisions payable by MVPRAs and MVP American Securities .

Prior to joining MVPRA, Mr. Reed, age 55, served as Product Manager for ARC Realty Finance Trust from September 2013 to March 2014 where he was responsible for sales, marketing and operations.  Prior to joining ARC, from February 2010 to August 2013 Mr. Reed served as a Divisional Vice President of NorthStar Realty Securities where he was responsible for sales west of the Mississippi.    From 2003 to 2010 Mr. Reed served as Senior Regional Vice President for Dividend Capital Securities and from 1995 to 2003 he served as West Sales Director for Scudder Investments. Mr. Reed has a BS in Aeronautical Science from Embry-Riddle Aeronautical University  from which he graduated in 1981 and an MS from the University of Southern California in System Management  from which he graduated in 1983. In addition, Mr. Reed holds FINRA Series 7, 24, 53, 63, 65 licenses.

VRTB also announced the hiring of Roland Quast as Senior Executive Vice President of MVPRA commencing May 5, 2014.  In addition, Mr. Quast will serve in the same capacities at MVP and at MVP American Securities.  Mr. Quast entered into an employment agreement for a one (1) year term with MVPRA.  Mr. Quast’s primary duties include consulting on financial matters and working with broker dealers and registered investment advisors.

Prior to joining MVPRA, Mr. Quast, age 49, served as Vice President - National Accounts for the Dallas based broker-dealer Behringer Securities LP where he was brought in to help maintain and expand broker-dealer relationships to coincide with the launch of new alternative investment programs.  Prior to joining Behringer, Mr. Quast was Senior Vice President and Director of Strategic Accounts for the Denver-based broker-dealer division of NRF Capital Markets (NYSE: NRF). From 2009 to 2011, he was responsible for launching the retail sales program and developing the broker-dealer sales channel for NorthStar Realty Finance Corporation, a real estate finance company that focuses on originating and acquiring real estate debt, real estate securities and net lease properties.  From 2003to 2009 Mr. Quast was Vice President of National Accounts for Dividend Capital Securities with responsibility for retail securities sales and the management of national broker-dealer accounts.  Mr. Quast has a BBA in finance and a BA in economics from The University of Minnesota and FINRA Series 7, 24 and 63 licenses.

Property Exchanges

In March 2014, the board of directors of the Company, MVP REIT and VRM I approved a transaction whereby
MVP REIT exercised the Purchase Right to acquire the Company’s and VRM I’s interest in five parking facilities and the Company’s interest in a storage facility, net of the assumed debt secured by the real estate; in exchange, the Company and VRM II received interest in four office properties, net of the assumed debt secured by the real estate.  The Company and VRM I transferred to MVP REIT all of their respective ownership interests in the following properties: the Ft. Lauderdale, Memphis Court, Memphis Poplar, Kansas City and St. Louis Parking Facilities and the Red Mountain Storage Facility (the “Transferred Properties”).  MVP REIT assumed all indebtedness incurred by the Company and VRM I in connection with their acquisition of interests in the Transferred Properties. In addition, pursuant to the terms of the Purchase Right, MVP REIT was obligated to pay the Company and VRM I an amount equal to their respective investments in the Transferred Properties plus a 7.5% annual cumulative return less any distributions received by the Company and VRM II (the “Contractual Return”).  Prior to the closing of the property exchanges, the Company had a 51% ownership interest in each of the parking facilities and a 49% ownership interest in the storage facility that constitute the Transferred Properties.

Under the terms of the property exchanges, the Company and VRM I received from MVP REIT its entire interest in four office buildings located at 8860 West Sunset Road, Las Vegas, Nevada (“Wolfpack”), 8905 Post Road, Las Vegas, Nevada (“SE Properties”), 8925 Post Road, Las Vegas, Nevada (“Devonshire”) and 8945 Post Road, Las Vegas, Nevada (“ExecuSuites”) (collectively, the “Acquired Properties”).  The Company and VRM I assumed their respective pro rata share of the indebtedness incurred by MVP REIT in connection with its acquisition of the Acquired Properties. VRM I and VRM II’s will own 28% and 72% ownership interests, respectively, in the Acquired Properties following the closing of the property exchanges.

For purposes of the property exchanges, the value of the properties to be exchanged is based upon their purchase price as all of the real estate assets were acquired during the previous nine months. The aggregate purchase price for the Company’s and VRM I’s interests in the Transferred Properties is approximately $14 million and the related indebtedness is approximately $5 million, resulting in a net value for purposes of the exchange of approximately $9 million.  In addition, MVP REIT was obligated to pay the Company and VRM I, in the aggregate, approximately $500,000 as their Contractual Return on the Transferred Properties.  The aggregate purchase price for the interests in the Acquired Properties to be transferred to the Company and VRM I is approximately $25 million and the related indebtedness is approximately $14 million, resulting in a net value for purposes of the exchange of approximately $11 million.  In light of the difference between the net value to be received by the Company and VRM I and the net value transferred by the Company and VRM I, the Company and VRM I paid MVP REIT, in the aggregate, approximately $1.4 million.

The property exchanges were completed on April 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.,

RESULTS OF OPERATIONS

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

As of March 31, 2014, we have acquired, along with affiliated entities, 7 properties of which our share of the purchase price total $7,512,000, including closing costs.  During the three months ended March 31, 2014, we funded two loans totaling approximately $5.4 million.  During the three months ended March 31, 2013, we funded two loans totaling approximately $3.3 million.  As of March 31, 2014, our loan-to-value ratio was 47.85%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On March 20, 2014, our Board of Directors along with the Board of Directors for VRM I and MVP REIT approved a transaction whereby MVP REIT will exercise the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility, in exchange we and VRM I will receive interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged will be paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRM I will hold 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations. On April 30, 2014, we, VRM II and MVP REIT completed the property exchanges.  See “Note R – Subsequent Events – Property Exchanges” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

We have made loans of approximately $6.9 million to our 60% owned subsidiary, MVP RA, the manager of MVP REIT.  Our ownership of MVP RA increased from 40% to 60% during December 2013. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its initial public offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA or any return on our investment in MVP RA until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP RA.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended March 31, 2014, to the three months ended March 31, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$167,000	$368,000	$(201,000)	(55%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	40,000	(40,000)	(100%)
Advisor fee income	134,000	--	134,000	100%
Total	$301,000	$408,000	$107,000	26%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to less invested in loans in 2014 than in 2013.  As we redeploy assets from loans to investments in real estate, we will recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues also will increase.  Advisor fee income is related to MVP RA, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP RA increased from 40% to 60% during December 2013. Our majority ownership of MVP RA requires us to consolidate the financial position and results of operations pursuant to generally accepted accounting principles (the “MVP RA Consolidation”). While we expect our investment in MVP RA to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.

For additional information see Note D – Investments in Real Estate Loans and Note E –Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$274,000	$273,000	$1,000	--
Wages and benefits	253,000	--	253,000	100%
Acquisition expense	19,000	--	19,000	100%
Forgiveness of debt – related party	312,000	--	312,000	100%
Professional fees	295,000	219,000	15,000	7%
Consulting	145,000	69,000	76,000	110%
Insurance	69,000	73,000	(4,000)	(5%)
Travel	125,000	--	125,000	100%
Rent	81,000	--	81,000	100%
Other	322,000	47,000	481,000	1023%
Total	$1,895,000	681,000	1,214,000	(179%)

Operating expenses were 169% higher during 2014 primarily due to increase in expenses related to the MVP RA consolidation.  Acquisition expense was recorded in 2014 due to acquiring investments in real estate during the end of 2013 and potential investments for 2014.  During March 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP RA totaling $312,000. This resulted in a forgiveness of debt expense – related party totaling $312,000 for the three months ended March 31, 2014.

For additional information Note E –Assets Held for Sale and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income:	2014	2013	$ Change	% Change
Gain related to recover of allowance on note receivable – related party	$849,000	$--	$849,000	100%
Recovery from settlement with loan guarantor	78,000	15,000	63,000	420%
Gain on sale of marketable securities	49,000	--	49,000	100%
Total	$976,000	$15,000	$961,000	6407%

During the three months ended March 31, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $0.8 million.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  During the third quarter 2013, we acquired a non-controlling interest in a mini-storage facility and our portion of the income related to this property for the first quarter 2014 is approximately $15,000.  The sale of marketable securities occurred during the three months ended March 31, 2014, resulting in a gain of approximately $49,000.

For additional information see Note I – Investment in Marketable Securities, Note G – Investment in Equity Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$(121,000)	$42,000	$(163,000)	(388%)
Expenses related to real estate owned held for sale	(302,000)	(209,000)	(93,000)	44%
Income on investment on equity method investee	15,000	--	15,000	100%
Income from assets held for sale, net of income taxes	99,000	--	99,000	100%
Total	$(309,000)	$(167,000)	$(142,000)	85%

Expenses related to discontinued operations increased by approximately $0.1 million during 2014 compared to 2013.  Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded net gains of $0.1 million on the sale of Baltimore.  During 2013 we recorded net gain of approximately $40,000 related to the sale of HFS in December 2011.  During the third quarter 2013, we acquired a non-controlling interest in a mini-storage facility and our portion of the income related to this property for the first quarter 2014 is approximately $15,000.  In March 2014, the Board approved a sale of our interest in the remaining parking facilities.  During the three months ended march 31, 2014, we recorded income from these assets held for sale of $99,000.

For additional information see Note J — Real Estate Owned Held For Sale and Note E –Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2014, net cash flows used in operating activities were approximately $0.7 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in new real estate loans of approximately $6.6 million and investment in equity method investee of $3.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to related and third parties of approximately $5.4 million, net of payment to noncontrolling interest portion of approximately $2.4 million and proceeds from sale of marketable securities of approximately $5.7 million.  Cash flows used in financing activities consisted of proceeds from notes payable and cash for payments on notes payable of approximately $23,000 to finance our directors and officers insurance.

At March 31, 2014, we had approximately $9.0 million in cash, $0.8 million in marketable securities – related party and approximately $40.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVP RA. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVP CP”) contributed $1,500 for a 60% interest in MVP RA. In December 2013, we and MVP CP entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which we acquired from MVP CP an additional 20% of the membership interests (the “Acquired Interests”) of MVP RA. The Company and VRM I, Inc. now own 60% and 40%, respectively, of the aggregate membership interests of MVP RA.

Pursuant to the Transfer Agreement, we did not pay any up-front consideration for the Acquired Interests, but will be responsible forour proportionate share of future expenses of MVP RA. In recognition of MVP CP’s substantial investment in MVP RA for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP RA further provide that once we and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and Vestin Realty Mortgage I, Inc. have received an annualized return on our Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP RA.

Our interest in MVP Advisor has required, and may require us to continue to, direct a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP RA related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP RA. However the decision by MVP RA to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the three months ended March 31, 2014, we provided additional advances to MVP RA of $0.7 million.  As of March 31, 2014, we had notes receivable from MVP RA of approximately $6.9 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP RA also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP RA’s ability to repay the loans and the return on our investment in MVP RA will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP RA and the ability of MVP RA to repay our loans could be adversely impacted.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 13, 2014, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 7% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 11 real estate loans, as of March 31, 2014, with a balance of approximately $13.1 million as compared to investments in 13 real estate loans as of December 31, 2013, with a balance of approximately $10.3 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$197,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$983,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,967,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(197,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(983,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,967,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$131,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$656,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,311,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(131,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(656,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,311,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2014, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	--	$--	--	191,773
February 1, 2014 – February 28, 2014	--	--	--	191,773
March 1, 2014 – March 31, 2014	--	--	--	191,773

Total	--	$--	--	191,773

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (3)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (4)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1	Agreement between Vestin Realty Mortgage II, Inc and MVP Real Estate Holdings, LLC
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(4)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 13, 2014