Form 10-Q
period 2014-08-08
Vestin Realty Mortgage II, Inc
filed 2014-08-13
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 2,709,174 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$8,757,000	$7,663,000
Investment in marketable securities	230,000	5,658,000
Investment in marketable securities - related party	785,000	941,000
Interest and other receivables, net of allowance of $3,547,000 at June 30, 2014 and $3,197,000 at December 31, 2013	1,000	5,000
Notes receivable, net of allowance of $5,991,000 at June 30, 2014 and $6,091,000 at December 31, 2013	--	--
Real estate owned held for sale	24,000	1,234,000
Real estate loans, net of allowance for loan losses of $2,450,000 at June 30, 2014 and December 31, 2013	10,779,000	7,849,000
Investment in equity method investee	3,045,000	--
Investment in equity method investee held for sale	--	1,195,000
Investment in and note receivable from MVP Realty Advisors, LLC, net of allowance of $7,188,000	--	--
Investments in real estate
Land and improvements	6,432,000	--
Building and improvements	18,526,000	--
Furniture and fixtures	24,000	--
Accumulated depreciation	(83,000)	--
Total investments in real estate, net	24,899,000	--
Assets held for sale	--	13,567,000
Loan fees	144,000	--
Deferred rental assets	25,000	--
Other assets	347,000	160,000
Total assets	$49,036,000	$38,272,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$859,000	$853,000
Notes payable	14,504,000	23,000
Liabilities related to assets held for sale	--	25,000
Financial instruments sold, but not yet purchased	664,000	--
Due to related parties	817,000	228,000
Total liabilities	16,844,000	1,129,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,709,174 shares issued and outstanding at June 30, 2014 and December 31, 2013.	--	--
Additional paid-in capital	267,634,000	267,745,000
Accumulated deficit	(238,589,000)	(237,059,000)
Accumulated other comprehensive income	93,000	331,000
Total stockholders’ equity before non-controlling interest	29,138,000	31,017,000
Non-controlling interest	3,054,000	6,126,000
Total stockholders’ equity	32,192,000	37,143,000

Total liabilities and stockholders’ equity	$49,036,000	$38,272,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Interest income from investment in real estate loans	$152,000	$402,000	$319,000	$770,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	50,000	--	50,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	100,000	100,000	100,000	140,000
Advisor fee income	115,000	--	249,000	--
Rental revenue	403,000	--	403,000	--
Total revenues	770,000	552,000	1,071,000	960,000
Operating expenses
Management fees - related party	336,000	276,000	610,000	549,000
Impairment on MVP Realty Advisors	--	3,578,000	--	3,578,000
Wages and benefits	454,000	--	707,000	--
Interest expense	159,000	1,000	159,000	1,000
Acquisition expense	4,000	--	23,000	--
Depreciation	85,000	--	85,000	--
Forgiveness of debt – related party	221,000	--	533,000	--
Professional fees	364,000	271,000	659,000	490,000
Consulting	102,000	49,000	247,000	118,000
Insurance	67,000	71,000	136,000	144,000
Travel	173,000	--	298,000	--
Rent	79,000	--	160,000	--
Other	244,000	104,000	566,000	151,000
Total operating expenses	2,288,000	4,350,000	4,183,000	5,031,000
Loss from operations	(1,518,000)	(3,798,000)	(3,112,000)	(4,071,000)
Non-operating income
Gain related to recovery of allowance on –note receivable - related party	--	--	849,000	--
Recovery from settlement with loan guarantor	--	--	78,000	15,000
Income on investment on equity method investee	45,000	--	45,000	--
Gain on sale of marketable securities	16,000	--	65,000	--
Reversal of settlement reserve	--	374,000	--	374,000
Total non-operating income, net	61,000	374,000	1,037,000	389,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(1,457,000)	(3,424,000)	(2,075,000)	(3,682,000)
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	991,000	--	870,000	42,000
Expenses related to real estate held for sale	(61,000)	(45,000)	(363,000)	(254,000)
Income from investment in equity method investee	5,000	--	20,000	--
Income (loss) from assets held for sale, net of income taxes	(29,000)	--	70,000	--
Total income (loss) from discontinued operations	906,000	(45,000)	597,000	(212,000)
Net loss	(551,000)	(3,469,000)	(1,478,000)	(3,894,000)
Allocation of income to non-controlling interest – related party	17,000	--	52,000	--
Loss attributable to common stockholders	$(568,000)	$(3,469,000)	$(1,530,000)	$(3,894,000)

Basic and diluted income (loss) per weighted average common share
Continuing operations	(0.54)	(1.16)	(0.77)	(1.24)
Discontinued operations	0.23	(0.04)	0.11	(0.08)
Total basic and diluted income (loss) per weighted
average common share	$(0.31)	$(1.20)	$(0.66)	$(1.32)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	2,709,174	2,655,468	2,709,174	2,982,545

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(551,000)	$(3,469,000)	$(1,478,000)	$(3,894,000)

Unrealized holding income (loss) on available-for-sale securities – related party	(147,000)	371,000	(238,000)	345,000

Comprehensive loss	(698,000)	(3,098,000)	(1,716,000)	(3,549,000)

Net income attributable to noncontrolling interest	17,000	--	69,000	--
Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(715,000)	$(3,098,000)	$(1,785,000)	$(3,549,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,478,000)	$(3,894,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,000	--
Gain related to recovery from settlement with loan guarantor	--	(15,000)
Gain on sale of marketable securities	(65,000)	--
Income from equity method investee	(65,000)	--
Impairment on investment in MVP Realty Advisors	533,000	3,578,000
Gain on sale of real estate owned held for sale	(870,000)	--
Gain related to recovery of allowance for notes receivable – related party	(78,000)	--
Gain related to recovery of allowance for notes payable – related party	(849,000)	--
Gain related to recovery of allowance for loan loss	--	(50,000)
Gain related to recovery of allowance on note receivable	(100,000)	(140,000)
Change in operating assets and liabilities:		--
Interest and other receivables	4,000	--
Assets held for sale, net of liabilities	120,000	--
Liabilities related to assets held for sale	120,000	--
Due to/from related parties, net	151,000	272,000
Deferred gain on sale of Hawaii Funeral Services, LLC	--	(6,000)
Deferred rental assets	(25,000)	--
Capitalized loan fees	(144,000)	--
Other assets	98,000	(383,000)
Accounts payable and accrued liabilities	(52,000)	(622,000)
Net cash used in operating activities	$(2,615,000)	$(1,260,000)

Cash flows from investing activities:
Investments in real estate loans	$(12,797,000)	$(4,606,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,200,000)
Third parties	(250,000)	--
Proceeds from loan payoffs	4,764,000	7,721,000
Sale of investments in real estate loans to:	--	--
Related parties	--	1,500,000
Third parties	5,353,000	2,380,000
Proceeds related to real estate held for sale	2,552,000	--
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	(764,000)	--
Payments on assets transferred, net	(901,000)	--
Payments on purchase of assets	(22,000)	--
Purchase of marketable securities	(846,000)	--
Investment in and note receivable from MVP Realty Advisors, LLC	(533,000)	(2,044,000)
Investment in equity method investee	(3,000,000)	--
Proceeds from settlement with loan guarantor	78,000	--
Proceeds from notes receivable	100,000	140,000
Proceeds from notes receivable – related party	849,000	--
Proceeds from sale of marketable securities	6,919,000	--
Net cash provided by investing activities	$1,502,000	$3,891,000

The accompanying notes are an integral part of these consolidated statements.

Cash flows from financing activities:
Principal payments on notes payable	$(7,814,000)	$(71,000)
Purchase of treasury stock	(109,000)	(1,238,000)
Proceeds from distribution from real estate held for sale	2,000	5,000
Proceed from note payable	7,750,000	--
Proceeds from note payable on assets held for sale	4,143,000	--
Payment of noncontrolling interest portion of proceeds from note payable	(1,763,000)	--
Other	(2,000)	--
Net cash provided by (used in) financing activities	$2,207,000	$(1,304,000)

NET CHANGE IN CASH	1,094,000	1,327,000
Cash, beginning of period	7,663,000	10,098,000
Cash, end of period	$8,757,000	$11,425,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$--

Non-cash investing and financing activities:
Financial instruments sold, but not yet purchased	$664,000	$--
Adjustment to accrued interest and related allowance	$175,000	$--
Reduction of debt by Advisor treated as contribution	$(238,000)	$--
Note payable related to prepaid D & O insurance	$262,000	$208,000
Unrealized loss on marketable securities - related party	$(91,000)	$345,000

Assets	Transferred Assets
Cash received	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets transferred	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities transferred	4,288,000
Net assets transferred	$10,419,000

Assets	Acquired assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets acquired	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities acquired	14,393,000
Acquisition-date fair value of the total consideration acquired	$10,691,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as mortgage assets (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

The consolidated financial statements include the accounts of VRM II; Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC; MVP PF Baltimore, LLC; and MVP Realty Advisors, LLC (“MVP RA”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2014, the Company did not capitalize any such acquisition costs.

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

MVP RA receives a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the six months ended June 30, 2014 were approximately $236,000 and were recognized as a due to related party as of June 30, 2014.

MVP RA receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fee for the six months ended June 30, 2014 were approximately $12,000 and were recognized as a due to related party as of June 30, 2014.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the six months ended June 30, 2014.

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

Investment in Marketable Securities and Financial Instruments Sold, But Not Yet Purchased

Investment in marketable securities and financial instruments sold, but not yet acquired consists of stock in unrelated third parties and in VRM I, related party.  The securities are stated at fair value as determined by the closing market prices as of June 30, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended June 30, 2014 and December 31, 2013.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of June 30, 2014, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014

Reverse Split Note

On February 5, 2014, the Company effected a 1-for-4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1-for-4 reverse stock split.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Wolfpack Properties, LLC; Devonshire, LLC;  SE Properties, LLC; ExecuSuites, LLC; MVP PF Baltimore, LLC; and MVP Realty Advisors, LLC (“MVP RA”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2014 and December 31, 2013 we had approximately $6.8 and $6.9 million of funds in excess of the federally-insured limits.

As of June 30, 2014, 54% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of June 30, 2014, 45% and 53% of our loans were in Nevada and California, respectively, compared to 53% and 28% respectively, at December 31, 2013.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 63% of our total investment in real estate loans.  These real estate loans consisted of commercial, construction and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 9% and 15%, and the aggregate outstanding balance is approximately $8.4 million.  As of June 30, 2014, our largest loan, totaling approximately $3.1 million and secured by property located in California, is a performing loan with an interest rate of 9%.  The second loan totaling $2.4 million is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  At December 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 67% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7.75% and 15%, and the aggregate outstanding balance is approximately $6.9 million.  As of December 31, 2013, our largest loan, totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The second loan is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan is secured by property in Nevada with an interest rate of 7.75% and is considered performing.

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

Common Guarantors

As of June 30, 2014 and December 31, 2013 and 2012, three and five loans totaling approximately $0.7 million and $3.6 million, respectively, representing approximately 5.6% and 34.9%, respectively, of our portfolio’s total value, had a common guarantor.  At June 30, 2014 and December 31, 2013 all of these loans were considered performing.

As of June 30, 2014, there were two loans, totaling approximately $1.6 million, representing approximately 12.1%, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, there were no loans with a common guarantor.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of June 30, 2014 and December 31, 2013, three loans had a variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of June 30, 2014 and December 31, 2013). The balance on these loans was approximately $0.3 million as of June 30, 2014 and December 31, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of June 30, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	11	$7,247,000	10.08%	54.78%	45.21%
Construction	1	3,059,000	9.00%	23.12%	70.76%
Land	2	2,923,000	11.00%	22.10%	31.75%
Total	14	$13,229,000	10.02%	100.00%	47.92%

Investments in real estate loans as of December 31, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$6,395,000	10.66%	62.09%	65.58%
Land	3	3,904,000	9.66%	37.91%	39.52%
Total	13	$10,299,000	10.28%	100.00%	52.62%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2014 and December 31, 2013, was 10.02% and 10.28%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2014 and December 31, 2013:

Loan Type	Number of Loans	June 30, 2014 Balance *	Portfolio Percentage	Number of Loans	December 31, 2013 Balance *	Portfolio Percentage
First deeds of trust	13	$12,934,000	97.77%	12	$10,004,000	97.13%
Second deeds of trust	1	295,000	2.23%	1	295,000	2.87%
Total	13	$13,229,000	100.00%	13	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2014:

Non-performing and past due loans	$2,450,000
July 2014 – September 2014	3,516,000
October 2014 – December 2014	3,164,000
January 2015 –March 2015	2,140,000
April 2015 – June 2015	1,643,000
July 2015 – September 2015	--
Thereafter	316,000

Total	$13,229,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$553,000	5.37%
California	5,907,000	44.65%	2,848,000	27.65%
Nevada	7,006,000	52.96%	5,429,000	52.71%
Ohio	316,000	2.39%	318,000	3.09%
Texas	--	--	1,151,000	11.18%
Total	$13,229,000	100.00%	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2014	December 31, 2013
Balance per loan portfolio	$13,229,000	$10,299,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$10,779,000	$7,849,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2014 and December 31, 2013, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At June 30, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2014	Allowance for Loan Losses	Net Balance at June 30, 2014
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2013	Allowance for Loan Losses	Net Balance at December 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	10,779,000	--	10,779,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	10,779,000	--	10,779,000

Total	$13,229,000	$(2,450,000	$10,779,000

	As of December 31, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	7,849,000	--	7,849,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	7,849,000	--	7,849,000

Total	$10,299,000	$(2,450,000)	$7,849,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2014 and December 31, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2014 and 2013 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 06/30/14
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 06/30/13
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Extensions

As of June 30, 2014 and December 31, 2013, our manager had granted extensions on four and six outstanding loans totaling approximately $14.7 and $17.7 million of which our portion was approximately $6.0 and $9.4 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of June 30, 2014 and December 31, 2013, four and five of the loans, respectively, that have been granted extensions are performing.

NOTE E —ASSETS HELD FOR SALE

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility in exchange we and VRM I received interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT will hold 100% interest in the five parking facilities and storage facility. We and VRM I hold 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

NOTE F – INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility, In exchange, we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% a interest in the five parking facilities and the storage facility. We and VRM I hold together a 100% interest in the four office properties. See Note E – Assets held for sale.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.

NOTE G – INVESTMENT IN EQUITY METHOD INVESTEE

During March 2014, we acquired a 42% interest in Building C, LLC for $3.0 million.  MVP REIT owns the remaining 58% interest in the company.  We record income from investment in equity method investee as of April 1, 2014.

For additional information please see Note R – Subsequent Events

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the period from April 1, 2014 (investment date) through June 30, 2014:

For the Period from April 1, 2014 (investment date) through June 30, 2014:

Revenue	$354,000
Expenses	(248,000)
Net Income	106,000
% of ownership	42%
Equity method income	45,000

NOTE H - ACQUISITIONS

On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility. In exchange we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and the storage facility. We and VRM I hold together a 100% interest in the four office properties. On April 30, 2014 the transaction was completed.

The following table summarizes the acquisition-date fair value of the total consideration transferred:

Assets
Cash received	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets transferred	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities transferred	4,288,000
Acquisition-date fair value of the total consideration transferred	$10,419,000

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2014 acquisition:

Assets
Cash	$101,000
Other assets	23,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets acquired	25,085,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities assumed	14,393,000
Net assets acquired	$10,692,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2014 and 2013, and assumes that the acquisition was completed as of January 1, 2013.
	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Revenues from continuing operations	$997,000	$768,000	$1,837,000	$1,469,000
Revenues from continuing operations	$997,000	$768,000	$1,837,000	$1,469,000
Net loss available to common stockholders	$(902,000)	$(1,240,000)	$(533,000)	(2,396,000)
Net loss available to common stockholders per share – basic	$(0.33)	$(0.47)	$(0.20)	$(0.80)
Net loss available to common stockholders per share – diluted	$(0.33)	$(0.47)	$(0.20)	$(0.80)

Revenue and expenses of acquisitions since April 30, 2014 (acquisition date) included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from April 30, 2014 (acquisition date) through June 30, 2014:

Revenue	$403,000
Expenses	(304,000)
Net Income	$99,000

NOTE I — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2014 and December 31, 2013, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.4% of the total outstanding shares. The closing price of VRM I’s common stock on June 30, 2014, was $1.46 per share. The closing prices of the common stock on June 30, 2014 resulted in an unrealized loss of approximately $238,000 for the six months ended June 30, 2014.

During the six months ended June 30, 2014, the trading price for VRM I’s common stock ranged from $1.35 to $1.69 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE J — INVESTMENT IN MARKETABLE SECURITIES AND FINANCIAL INSTRUMENTS SOLD, BUT NOT YET ACQUIRED

As of June 30, 2014, we owned 75,000 shares of a publicly traded biotechnology company. The closing price of the common stock on June 30, 2014 was $3.07 per share. The closing price of the common stock on June 30, 2014 resulted in an unrealized loss of approximately $37,000. As of June 30, 2014, we had financial instruments sold, but not yet purchased of 34,197 shares of a publicly traded company that invests in loans collateralized by real estate. The closing price of the common stock on June 30, 2014 was $19.45 per share. The closing price of the common stock on June 30, 2014 resulted in an unrealized gain of approximately $64,000.

NOTE K — REAL ESTATE OWNED HELD FOR SALE

At June 30, 2014, we held two properties with a total carrying value of approximately $24,000, which were acquired through foreclosure and recorded as investments in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$1,234,000
Distributions	--
Write down	--
Sale	(1,210,000)
Ending balance, June 30, 2014	$24,000

NOTE L — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the six months ended June 30, 2014 and 2013 were approximately $0.6 million, during each period.

As of June 30, 2014 and December 31, 2013, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of June 30, 2014 and December 31, 2013, we had receivables from our manager of approximately $20,000.

Transactions with Other Related Parties

As of June 30, 2014 and December 31, 2013, we owned 538,178 common shares of VRM I, representing approximately 9.4% of their total outstanding common stock at the respective dates.  The closing prices of the common stock on June 30, 2014 resulted in an unrealized loss of approximately $238,000.

As of June 30, 2014 and December 31, 2013, VRM I owned 134,270 of our common shares, representing approximately 4.9% of our total outstanding common stock for both periods.

As of June 30, 2014 and December 31, 2013 we owed VRM I approximately $0.2 million and approximately $54,000, respectively, primarily related to asset transfer and legal fees.

As of June 30, 2014 we had a receivable from Fund III of approximately $8,000.  As of December 31, 2013 we owed Fund III approximately $20,000.

As of June 30, 2014 and December 31, 2013, we owned a 60% interest in MVP Realty Advisors, LLC, the manager of MVP REIT, Inc.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM I’s interests in parking properties for MVP REIT’s interests in commercial office buildings.  See Note F for additional information
During March 2014, we acquired a 42% interest in Building C, LLC for $3.0 million.

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

NOTE M — NOTES PAYABLE

On May 16, 2014 Wolfpack, LLC and Devonshire, LLC entered into a loan agreement with a financial institution in the amount of $7.8 million, collateralized by real property held in Las Vegas, Nevada. The loan bears an annual interest rate of 4.6% and is payable in monthly installment payments of principle and interest totaling approximately $50,000, with a lump sum payment of approximately $6.3 million due at maturity in June of 2024. This loan agreement replaces their previous loans which held balances of approximately $3.9 million and $3.9 million, respectively, at payoff.

During April 2014, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.4 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 6.625%, and is payable in monthly installment payments of principal and interest totaling approximately $25,000.

During April 2014, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.1 million, collateralized by real property located in Las Vegas, Nevada, bears an annual interest rate of 5.875%, and is payable in monthly installment payments of principal and interest totaling approximately $21,000.

As of June 30, 2014, future principal payments on the notes payable are as follows:

2014	$130,000
2015	270,000
2016	285,000
2017	301,000
2018	319,000
Thereafter	13,199,000
Total	$14,504,000

NOTE N — FAIR VALUE

As of June 30, 2014 and December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2014 and December 31, 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/14	Carrying Value on Balance Sheet at 06/30/14
Assets
Investment in equity method investee – held for sale	$--	$--	$3,000,000	$3,000,000	$3,000,000
Investment in marketable securities - related party	$785,000	$--	$--	$785,000	$785,000
Investment in marketable securities	$230,000	$--	$--	$230,000	$230,000
Investment in real estate loans	$--	$--	$10,758,000	$10,758,000	$10,779,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13
Assets
Investment in equity method investee	$1,195,000	$--	$--	$1,195,000	$1,195,000
Investment in marketable securities - related party	$941,000	$--	$--	$941,000	$941,000
Investment in marketable securities	$5,658,000	$--	$--	$5,658,000	$5,658,000
Investment in real estate loans	$--	$--	$7,867,000	$7,867,000	$7,849,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to June 30, 2014:

Investment in real estate loans

Balance on January 1, 2014	$7,867,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	12,797,000
Purchase from third parties	250,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(4,764,000)
Sale of assets to third parties	(5,353,000)
Temporary change in estimated fair value based on future cash flows	(39,000)

Balance on June 30, 2014, net of temporary valuation adjustment	$10,758,000

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Revenues
Investment in real estate loans	$419,000	$960,000
Investment in real property	403,000	--
Investment in real estate management	249,000	--
Total revenues as reports	1,071,000	960,000

Operating expenses
Investment in real estate loans	$980,000	$549,000
Investment in real property	304,000	--
Investment in real estate management	1,761,000	--
Corporate activities	1,138,000	4,482,000
Total Operating expenses as reported	4,183,000	5,031,000

Total Assets	June 30, 2014	December 31, 2013
Investment in real estate loans	$10,780,000	$7,849,000
Investment in real property	25,068,000	--
Corporate assets	13,143,000	30,423,000
Total assets	$48,991,000	$38,272,000

On March 20, 2014, our Board of Directors, along with the Board of Directors for VRM I and MVP REIT, approved a transaction whereby MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in the five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility. In exchange, we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and the storage facility. We and VRM I hold together a 100% interest in the four office properties. This transaction closed on April 30, 2014.  These properties have been reported as Discontinued Operations in the accompanying statement of operations and are not reported as a separate segment.

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

NOTE R — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the "Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel  by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest Building A, LLC whose sole asset is another office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion will be approximately $6.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. We believe the acquisition of the interests in Building A, LLC will be completed during August 2014. As of the date these financial statements were issued, the initial accounting for this acquisition is incomplete due to the acquisition date being near the financial statement issuance date. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings which acquisition was within the past twelve (12) months.  No commissions will be paid in connection with the purchase.

On August 11, 2014, MVP REIT, MVP RA, MVP AS and Steven E. Reed entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Reed would no longer serve as President of MVP REIT, the Advisor and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Reed also agreed to a general release of claims against, and a covenant not to sue, MVP REIT, MVP RA and MVP AS in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Reed will receive a settlement sum of $50,000 (net of any insurance premiums paid on behalf of Mr. Reed’s family after separation), with half the amount paid seven days after the signing of the Separation Agreement and the remaining portion paid on September 15, 2014.  In addition, MVP RA will pay for the costs of health insurance for Mr. Reed (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Reed at any time within seven days after his signing of the Separation Agreement.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.10 hereto and is incorporated herein by reference.

On August 13, 2014, MVP REIT, MVP RA, MVP AS and Roland Quast entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which the parties agree that Mr. Quast would no longer serve as Senior Executive Vice-President of MVP REIT, MVP RA and MVP AS, and that his employment would be deemed terminated as of July 31, 2014.  Mr. Quast and MVP REIT also agreed to a general mutual release of claims against each other, and a covenant not to sue in connection with his employment and separation.  In consideration for his general release and covenant not to sue, and subject to compliance with the terms of the Separation Agreement, Mr. Quast will receive a settlement sum of $23,500 (net of any insurance premiums paid on behalf of Mr. Quast’s family after separation), to be paid seven days after the signing of the Separation Agreement.  In addition, MVP RA will pay for the costs of health insurance for Mr. Quast (but not his family) for a period of two months from the effective date of his termination.  Under applicable law, the Separation Agreement may be revoked by Mr. Quast at any time within seven days after his signing of the Separation Agreement.

On August 12, 2014 John Roy was hired to serve as Chief Investment Officer of MVP Realty Advisors, LLC.  Mr. Roy’s primary duties include onsite analysis of parking investments; negotiation of price and terms with parking owners and listing brokers and owners; parking operator analysis and improvement plans; overall parking investment analysis: (ex., LED lighting, automation, tax appeals); and deal tracking and organization.  In addition, through JNL Parking, a company primarily owned by Mr. Roy and Lance Miller, MVP shall have a right of first refusal on all JNL Parking listings.

Mr. Roy, age 38, in 2008 was the co-founder and became general partner of JNL Parking, a brokerage and consulting company specializing in the parking industry. Mr. Roy has been featured on CNBC to discuss the U.S. parking industry and has co-written a book on parking acquisitions. Mr. Roy is a member and serves as a guest speaker for the National Parking Association where he lectures on parking asset valuation and preparing parking assets for sale. He holds an MBA from the University of Notre Dame and a CPP (Certified Parking Professional) designation.

Additionally, on August 12, 2014 Lance Miller was hired to serve as Chief Technology Officer of MVP Realty Advisors, LLC.  Mr. Miller’s primary duties include onsite analysis of parking technology; parking operator analysis and technology improvement plans; and overall parking investment analysis: (ex., LED lighting, automation, tax appeals).

Mr. Miller, age 39, in 2008 co-founded  JNL Parking along with Mr. Roy. Mr. Miller has been in charge of technology, research, and statistical analysis at JNL Parking. He has over 10 years of statistical modeling and analytical research experience from his prior work as a government statistician. In addition to earning his CPP (Certified Parking Professional) credential from the National Parking Association he coauthored a book on parking acquisitions.  Mr. Miller holds a master’s degree in experimental psychology and statistics from California State University Fullerton. He is a veteran of the U.S. Air Force.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

OVERVIEW

Our investment strategy is to invest substantially in a portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans, where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet our investment objectives. We have recently increased our investments in office buildings.  In addition, we invest in companies that manage real estate or mortgage investment programs.

As of June 30, 2014, we have acquired, along with affiliated entities, seven properties of which our share of the purchase price totaled $7,512,000, including closing costs.  During the six months ended June 30, 2014, we funded eight loans totaling approximately $12.8 million.  During the six months ended June 30, 2013, we funded three loans totaling approximately $5.9 million.  As of June 30, 2014, our loan-to-value ratio was 47.92%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility. In exchange, we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility.

We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note E – Assets held for sale” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

During March 2014, we acquired a 42% interest in Building A, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest Building A, LLC whose sole asset is another office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion will be approximately $6.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. We believe the acquisition of the interests in Building A, LLC will be completed during August 2014. As of the date these financial statements were issued, the initial accounting for this acquisition is incomplete due to the acquisition date being near the financial statement issuance date. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings which acquisition was within the past twelve (12) months.  No commissions will be paid in connection with the purchase.

We have made loans of approximately $7.2 million to our 60% owned subsidiary, MVP RA, the manager of MVP REIT.  Our ownership of MVP RA increased from 40% to 60% during December 2013. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets.  We believe MVP RA has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP RA have not been significant.  We may not realize interest income from the loan to MVP RA or any return on our investment in MVP RA until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP RA.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended June 30, 2014, to the three months ended June 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$152,000	$402,000	$(250,000)	(62%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	50,000	(50,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	100,000	100,000	--	--
Advisor fee income	115,000	--	115,000	100%
Rental revenue	403,000	--	403,000	100%
Total	$770,000	$552,000	$218,000	39%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to less invested in loans in 2014 than in 2013.  As we redeploy assets from loans to investments in real estate, we will recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.  Advisor fee income is related to MVP RA, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP RA increased from 40% to 60% during December 2013. Our majority ownership of MVP RA requires us to consolidate the financial position and results of operations pursuant to generally accepted accounting principles (the “MVP RA Consolidation”). While we expect our investment in MVP RA to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.  During April 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility, in exchange we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate.  Rental revenue of $403,000 is a result of this transaction.

For additional information see Note D – Investments in Real Estate Loans and Note E –Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$336,000	$276,000	$60,000	22%
Impairment of investment in MVP Realty Advisor	--	3,578,000	(3,578,000)	(100%)
Wages and benefits	454,000	--	454,000	100%
Interest expense	159,000	1,000	158,000	15800%
Depreciation	85,000	--	85,000	100%
Acquisition expense	4,000	--	4,000	100%
Forgiveness of debt – related party	221,000	--	221,000	100%
Professional fees	364,000	271,000	93,000	34%
Consulting	102,000	49,000	53,000	108%
Insurance	67,000	71,000	(4,000)	(6%)
Travel	173,000	--	173,000	100%
Rent	79,000	--	79,000	100%
Other	244,000	104,000	140,000	135%
Total	$2,288,000	4,350,000	(2,062,000)	(47%)

Before the change of ownership of MVP RA in December 2013, the Company recognized an impairment on MVP RA of approximately $3.6 million.  Certain operating expenses were higher during 2014 primarily due to increase in expenses related to the MVP RA consolidation.  During the three months ended June 30, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP RA totaling $221,000. This resulted in a forgiveness of debt expense – related party totaling $221,000 for the three months ended June 30, 2014.

For additional information Note E –Assets Held for Sale and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income:	2014	2013	$ Change	% Change
Gain on sale of marketable securities	$16,000	$--	$16,000	100%
Gain on investment in equity method investee	45,000	--	45,000	100%
Reversal of settlement reserve	--	374,000	(374,000)	(100%)
Total	$61,000	$374,000	$(313,000)	(84%)

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

Discontinued Operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$991,000	$--	$991,000	100%
Expenses related to real estate owned held for sale	(61,000)	(45,000)	(16,000)	(36%)
Income on investment on equity method investee	5,000	--	5,000	100%
Income from assets held for sale, net of income taxes	(29,000)	--	(29,000)	(100%)
Total	$906,000	$(45,000)	$951,000	2113%

Income related to discontinued operations increased by approximately $1.0 million during 2014 compared to 2013.  Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities. Under the the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $1.1 million.

For additional information see Note K — Real Estate Owned Held For Sale and Note E –Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2014, to the six months ended June 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$319,000	$770,000	$(451,000)	(59%)
Gain related to pay off of real estate loan, including recovery for allowance for loan loss	--	50,000	(50,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	100,000	140,000	(40,000)	(40%)
Advisor fee income	249,000	--	249,000	100%
Rental revenue	403,000	--	403,000	100%
Total	$1,071,000	$960,000	$111,000	12%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to less invested in loans in 2014 than in 2013.  As we redeploy assets from loans to investments in real estate, we will recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.  Advisor fee income is related to MVP RA, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP RA increased from 40% to 60% during December 2013. Our majority ownership of MVP RA requires us to consolidate the financial position and results of operations pursuant to generally accepted accounting principles. While we expect our investment in MVP RA to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.  During April 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in the storage facility, in exchange we and VRM I received MVP REIT's interest in four office properties, net of the assumed debt secured by the real estate.  Rental revenue of $403,000 is a result of this transaction.

For additional information see Note D – Investments in Real Estate Loans and Note E –Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$610,000	$549,000	$61,000	11%
Wages and benefits	707,000	--	707,000	100%
Impairment of investment in MVP Realty Advisors	--	3,578,000	(3,578,000)	(100%)
Interest expense	159,000	1,000	158,000	15800%
Acquisition expense	23,000	--	23,000	100%
Depreciation	85,000	--	85,000	100%
Forgiveness of debt – related party	533,000	--	533,000	100%
Professional fees	659,000	490,000	169,000	34%
Consulting	247,000	118,000	129,000	109%
Insurance	136,000	144,000	(8,000)	(6%)
Travel	298,000	--	298,000	100%
Rent	160,000	--	160,000	100%
Other	566,000	151,000	415,000	275%
Total	$4,183,000	5,031,000	(848,000)	(17%)

Before the change of ownership of MVP RA in December 2013, the Company recognized an impairment on MVP RA of approximately $3.6 million.  Certain operating expenses were higher during 2014 primarily due to increase in expenses related to the MVP RA consolidation.  During the six months ended June 30, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP RA totaling approximately $0.5 million.

For additional information Note E –Assets Held for Sale and Note S – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income:	2014	2013	$ Change	% Change
Gain related to recovery of allowance on note receivable – related party	$849,000	$--	$849,000	100%
Gain on investment in equity method investee	45,000	--	45,000	100%
Recovery from settlement with loan guarantor	78,000	15,000	63,000	420%
Reversal of settlement reserve	--	374,000	(374,000)	(100%)
Gain on sale of marketable securities	65,000	--	65,000	100%
Total	$1,037,000	$389,000	$648,000	167%

During the six months ended June 30, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $0.9 million.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013, management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as other income.

For additional information see Note I – Investment in Marketable Securities, Note G – Investment in Equity Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$870,000	$42,000	$828,000	1971%
Expenses related to real estate owned held for sale	(363,000)	(254,000)	(109,000)	(43%)
Income on investment on equity method investee	20,000	--	20,000	100%
Income from assets held for sale, net of income taxes	70,000	--	70,000	100%
Total	$597,000	$(212,000)	$809,000	381%

Expenses related to discontinued operations increased by approximately $0.1 million during 2014 compared to 2013.  Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  During 2013 we recorded net gain of approximately $40,000 related to the sale of HFS in December 2011. In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities.   Under the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $1.1 million.
For additional information see Note K — Real Estate Owned Held For Sale and Note E –Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2014, net cash flows used in operating activities were approximately $2.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in new real estate loans of approximately $12.8 million and investment in equity method investee of $3.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $5.4 million, net of payment to noncontrolling interest portion of approximately $2.4 million and proceeds from sale of marketable securities of approximately $6.9 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.1 million, proceeds from notes payable of approximately $7.8 million and cash for payments on notes payable of approximately $7.8 million.

At June 30, 2014, we had approximately $8.8 million in cash, $1.0 million in marketable securities – related party and third party, and approximately $49.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

Pursuant to the Transfer Agreement, we did not pay any up-front consideration for the Acquired Interests, but will be responsible for our proportionate share of future expenses of MVP RA. In recognition of MVP CP’s substantial investment in MVP RA for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP RA further provide that once we and Vestin Realty Mortgage I, Inc. have been repaid in full for any capital contributions to MVP RA or for any expenses advanced on MVP RA’s behalf (“Capital Investment”), and once we and Vestin Realty Mortgage I, Inc. have received an annualized return on our Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP RA.

Our interest in MVP Advisor has required, and may require us to continue to, direct a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP RA related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP RA. However the decision by MVP RA to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP RA. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP RA of $1.0 million.  As of June 30, 2014, we had notes receivable from MVP RA of approximately $7.2 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP RA also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP RA’s ability to repay the loans and the return on our investment in MVP RA will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP RA, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP RA and the ability of MVP RA to repay our loans could be adversely impacted.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 13, 2014, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 14 real estate loans, as of June 30, 2014, with a balance of approximately $13.2 million as compared to investments in 13 real estate loans as of December 31, 2013, with a balance of approximately $10.3 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$173,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$865,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,731,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(173,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(865,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,731,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$132,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$661,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$1,323,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(132,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(661,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(1,323,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note Q – Legal Matters Involving the Manager and Note R – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended June 30, 2014, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	--	$--	--	$191,773
May 1, 2014 – May 31, 2014	--	--	--	191,773
June 1, 2014 – June 30, 2014	--	--	--	191,773

Total	--	$--	--	$191,773

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
10.10	Separation and Release Agreement betwee Steven Reed and MVP REIT, Inc., MVP Realty Advisors, Inc. and MVP American Securities, LLC
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 13, 2014