Form 10-Q
period 2014-11-10
Vestin Realty Mortgage II, Inc
filed 2014-11-13
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, there were 2,625,531 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS
	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$5,554,000	$7,663,000
Investment in marketable securities	--	5,658,000
Investment in marketable securities - related party	877,000	941,000
Interest and other receivables, net of allowance of $3,679,000 at September 30, 2014 and $3,197,000 at December 31, 2013	9,000	5,000
Notes receivable, net of allowance of $6,556,000 at September 30, 2014 and $6,091,000 at December 31, 2013	--	--
Real estate owned held for sale	--	1,234,000
Real estate loans, net of allowance for loan losses of $2,450,000 at September 30, 2014 and December 31, 2013	6,476,000	7,849,000
Investment in equity method investee held for sale	--	1,195,000
Investment in and note receivable from MVP Realty Advisors, LLC, net of allowance of $7,720,000	--	--
Investments in real estate
Land and improvements	14,272,000	--
Building and improvements	40,739,000	--
Furniture and fixtures	50,000	--
Accumulated depreciation	(284,000)	--
Total investments in real estate, net	54,777,000	--
Assets held for sale	--	13,567,000
Escrow fees	350,000	--
Deferred rental assets	94,000	--
Other assets	487,000	160,000
Total assets	$68,624,000	$38,272,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$844,000	$853,000
Notes payable	31,200,000	23,000
Liabilities related to assets held for sale	--	25,000
Due to related parties	1,379,000	228,000
Total liabilities	33,423,000	1,129,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,625,531 shares issued and outstanding at September 30, 2014 and 2,709,174 shares issued and outstanding at December 31, 2013.	--	--
Additional paid-in capital	267,317,000	267,745,000
Accumulated deficit	(239,287,000)	(237,059,000)
Accumulated other comprehensive income	296,000	331,000
Total stockholders’ equity before non-controlling interest	28,326,000	31,017,000
Non-controlling interest	6,875,000	6,126,000
Total stockholders’ equity	35,201,000	37,143,000

Total liabilities and stockholders’ equity	$68,624,000	$38,272,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Interest income from investment in real estate loans	$180,000	$256,000	$499,000	$1,026,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	50,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	85,000	66,000	185,000	206,000
Advisor fee income	78,000	--	327,000	--
Rental revenue	985,000	--	1,388,000	--
Total revenues	1,328,000	322,000	2,399,000	1,282,000

Operating expenses
Management fees - related party	275,000	267,000	823,000	816,000
Operating and maintenance	177,000	--	239,000	--
Impairment on MVP Realty Advisors	--	1,553,000	533,000	5,131,000
Wages and benefits	449,000	--	1,156,000	--
Interest expense	298,000	3,000	457,000	4,000
Acquisition expense	6,000	27,000	29,000	27,000
Depreciation	209,000	--	294,000	--
Professional fees	280,000	171,000	939,000	661,000
Consulting	73,000	30,000	320,000	148,000
Insurance	66,000	69,000	202,000	213,000
Commissions	322,000	--	571,000	--
Travel	184,000	--	482,000	--
Rent	70,000	--	230,000	--
Other	111,000	25,000	428,000	176,000
Total operating expenses	2,520,000	2,145,000	6,703,000	7,176,000

Loss from operations	(1,192,000)	(1,823,000)	(4,304,000)	(5,894,000)

Non-operating income
Gain related to recovery of allowance on –note receivable - related party	925,000	--	1,774,000	--
Recovery from settlement with loan guarantor	--	24,000	78,000	39,000
Dividend Income	--	8,000	--	8,000
Income (loss) on investment on equity method investee	21,000	(58,000)	66,000	(58,000)
Gain (loss) on sale of marketable securities	(33,000)	292,000	32,000	292,000
Reversal of settlement reserve	--	--	--	374,000
Total non-operating income, net	913,000	266,000	1,950,000	655,000

Provision for income taxes	--	--	--	--

Loss from continuing operations	(279,000)	(1,557,000)	(2,354,000)	(5,239,000)

Discontinued operations, net of income taxes
Net gain (loss) on sale of real estate held for sale	(32,000)	(2,000)	838,000	40,000
Expenses related to real estate held for sale	(251,000)	(24,000)	(614,000)	(278,000)
Recovery from 1701 Commerce	--	221,000	--	221,000
Income from investment in equity method investee	--	--	20,000	--
Income (loss) from assets held for sale, net of income taxes	--	(85,000)	70,000	(85,000)
Total income (loss) from discontinued operations	(283,000)	110,000	314,000	(102,000)

Loss before provision for income taxes	(562,000)	(1,447,000)	(2,040,000)	(5,341,000)
Net loss	(562,000)	(1,447,000)	(2,040,000)	(5,341,000)

Allocation of income to non-controlling interest – related party	88,000	(40,000)	188,000	(40,000)

The accompanying notes are an integral part of these consolidated statements.

Loss attributable to common stockholders	$(650,000)	$(1,407,000)	$(2,228,000)	$(5,301,000)

Basic and diluted income (loss)per weighted average common share
Continuing operations	(0.11)	(0.14)	(0.88)	(0.45)
Discontinued operations	(0.14)	(0.02)	0.05	--
Total basic and diluted income (loss) per weighted
average common share	$(0.25)	$(0.12)	$(0.83)	$(0.45)

Dividends declared per common share	$--	$--	$--	$--

Weighted average common shares outstanding	2,651,597	2,841,191	2,690,670	2,934,067

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.

STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(562,000)	$(1,447,000)	$(2,040,000)	$(5,341,000)
Unrealized holding income (loss) on available-for-sale securities – related party	203,000	(16,000)	(35,000)	338,000
Unrealized holding income on available-for-sale securities	--	472,000	--	472,000
Comprehensive loss	(359,000)	(991,000)	(2,075,000)	(4,531,000)

Net income (loss) attributable to noncontrolling interest	88,000	(40,000)	188,000	(40,000)
Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(447,000)	$(951,000)	$(2,263,000)	$(4,491,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,040,000)	$(5,341,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	294,000	22,000
Recovery of allowance for doubtful notes receivable	(185,000)	(206,000)
Gain related to recovery from settlement with loan guarantor	--	(39,000)
Gain on sale of marketable securities	(32,000)	(292,000)
Dividend income	--	(8,000)
Income (loss) on investment in equity method investee	(86,000)	58,000
Impairment on investment in MVP Realty Advisors	533,000	5,131,000
Gain on sale of real estate owned held for sale	(838,000)	(40,000)
Gain related to recovery of allowance for notes receivable – related party	(78,000)	--
Gain related to recovery of allowance for notes payable – related party	(1,774,000)	--
Gain related to recovery of allowance for loan loss	--	(50,000)
Change in operating assets and liabilities:
Interest and other receivables	(4,000)	11,000
Assets held for sale, net of liabilities	120,000	21,000
Liabilities related to assets held for sale	120,000	--
Due to/from related parties, net	789,000	321,000
Accounts receivable	60,000	(15,000)
Prepaid	25,000	--
Deferred rental assets	(94,000)	--
Capitalized loan fees	(285,000)	--
Reversal of settlement reserve	--	(374,000)
Other assets	170,000	(74,000)
Accounts payable and accrued liabilities	(84,000)	(324,000)
Net cash used in operating activities	$(3,389,000)	$(1,199,000)

The accompanying notes are an integral part of these consolidated statements.

Cash flows from investing activities:
Investments in real estate loans	$(14,187,000)	$(8,146,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,200,000)
Related parties	--	(1,000,000)
Third parties	(468,000)	--
Proceeds from loan payoffs	5,145,000	12,431,000
Sale of investments in real estate loans to:	--
VRM I	2,823,000	--
Related parties	--	1,500,000
Third parties	8,060,000	6,534,000
Proceeds from notes receivable	185,000	206,000
Proceeds from dividend income	--	8,000
Proceeds related to real estate held for sale	2,552,000	--
Investment in real estate	--	(5,882,000)
Investment in MVP Realty Advisors	--	(3,597,000)
Investments in asset held for sale	--	(1,595,000)
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	(764,000)	--
Payments on assets transferred, net	(958,000)	--
Purchase of investments in real estate	(6,263,000)	--
Payments on purchase of assets	(110,000)	--
Purchase of marketable securities	(1,755,000)	(5,040,000)
Investment in and note receivable from MVP Realty Advisors, LLC	(1,065,000)	--
Investment in equity method investee	(3,000,000)	(1,241,000)
Proceeds on nonrefundable earnest money deposit on real estate held for sale	--	61,000
Proceeds from sale of VREO XXV, LLC	39,000	--
Proceeds from settlement with loan guarantor	78,000	--
Proceeds from notes receivable – related party	1,774,000	--
Proceeds from sale of marketable securities	7,474,000	1,689,000
Net cash used in investing activities	$(440,000)	$(5,272,000)
Cash flows from financing activities:
Principal payments on notes payable	$(7,984,000)	$(140,000)
Purchase of treasury stock	(426,000)	(1,465,000)
Proceeds from distribution from real estate held for sale	2,000	5,000
Proceeds from notes payable	7,750,000	--
Proceeds from note payable on assets held for sale	4,143,000	--
Payment of noncontrolling interest portion of proceeds from note payable	(1,763,000)	--
Other	(2,000)	--
Net cash provided by (used in) financing activities	$1,720,000	$(1,600,000)

NET CHANGE IN CASH	(2,109,000)	(8,071,000)
Cash, beginning of period	7,663,000	10,098,000
Cash, end of period	$5,554,000	$2,027,000

Supplemental disclosures of cash flows information:
Interest paid	$457,000	$4,000

Non-cash investing and financing activities:
Adjustment to accrued interest and related allowance	$175,000	$--
Reduction of debt by Advisor treated as contribution	$(238,000)	$--
Note payable related to prepaid D & O insurance	$262,000	$208,000
Non-controlling interest portion of investment in real estate	$--	$4,518,000
Unrealized gain on marketable securities	$--	$472,000
Unrealized loss on marketable securities - related party	$(35,000)	$388,000

Assets	Transferred Assets
Cash transferred	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets transferred	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities transferred	4,288,000
Net assets transferred	$10,419,000

Assets	Acquired assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets acquired	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities acquired	14,393,000
Acquisition-date fair value of the total consideration acquired	$10,691,000

VESTIN REALTY MORTGAGE II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC;  and MVP Realty Advisors, LLC (“MVP Advisors”) , as well as the Company’s assets that have been sold during 2014.  All significant intercompany transactions and balances have been eliminated in consolidation

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III. Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Advisors, the manager of MVP REIT, Inc. At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisors. In recognition of MVP Capital’s substantial investment in MVP Advisors for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP Advisors or for any expenses advanced on MVP Advisors’ behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisors. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the nine months ended September 30, 2014, the Company did not capitalize any such acquisition costs.

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

MVP Advisors receives a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the nine months ended September 30, 2014 were approximately $304,000.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancings.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fee for the nine months ended September 30, 2014 were approximately $23,000.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the nine months ended September 30, 2014.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I, related party.  The securities are stated at fair value as determined by the closing market prices as of September 30, 2014 and December 31, 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended September 30, 2014 and December 31, 2013.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of September 30, 2014, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the September 30, 2014 presentation.

Reverse Split

On February 5, 2014, the Company effected a 1-for-4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1-for-4 reverse stock split.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC;  SE Properties, LLC; ExecuSuites, LLC; ; and MVP Advisors, as well as the Company’s assets that have been sold during 2014.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2014 and December 31, 2013 we had approximately $3.2 and $6.9 million of funds in excess of the federally-insured limits.

As of September 30, 2014, 40% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of September 30, 2014, 59% and 23% of our loans were in Nevada and California, respectively, compared to 53% and 28% respectively, at December 31, 2013.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 65% of our total investment in real estate loans.  These real estate loans consisted of commercial and construction loans, secured by properties located in California, Florida and Nevada, with a first lien position.  Their interest rates are between 9% and 24%, and the aggregate outstanding balance is approximately $5.8 million.  As of September 30, 2014, our largest loan, totaling $2.4 million is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The second loan totaling approximately $2.1 million and secured by property in California is a performing loan with an interest rate of 9%. The third loan totaling approximately $1.3 million and secured by property located in Florida, is a performing loan with an interest rate of 24%.  At December 31, 2013, the aggregate amount of loans to our three largest borrowers represented approximately 67% of our total investment in real estate loans.  These real estate loans consisted of commercial and land loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7.75% and 15%, and the aggregate outstanding balance is approximately $6.9 million.  As of December 31, 2013, our largest loan, totaling approximately $2.8 million and secured by property located in California, is a performing loan with an interest rate of 11%.  The second loan is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The third loan is secured by property in Nevada with an interest rate of 7.75% and is considered performing.

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

Common Guarantors

As of September 30, 2014 and December 31, 2013, three and five loans totaling approximately $0.6 million and $3.6 million, respectively, representing approximately 6.6% and 34.9%, respectively, of our portfolio’s total value, had a common guarantor.  At September 30, 2014 and December 31, 2013 all of these loans were considered performing.

As of September 30, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 12.2%, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, these loans did not exist.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2014 and December 31, 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of September 30, 2014 and December 31, 2013, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of September 30, 2014 and December 31, 2013). The balance on these loans was approximately $0.3 million as of September 30, 2014 and December 31, 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2014 and December 31, 2013, we had two and no investment in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of September 30, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	12	$6,767,000	13.46%	75.81%	31.83%
Construction	1	2,059,000	9.00%	23.07%	67.63%
Land	2	100,000	9.00%	1.12%	41.38%
Total	15	$8,926,000	12.38%	100.00%	43.36%

Investments in real estate loans as of December 31, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	10	$6,395,000	10.66%	62.09%	65.58%
Land	3	3,904,000	9.66%	37.91%	39.52%
Total	13	$10,299,000	10.28%	100.00%	52.62%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2014 and December 31, 2013, was 12.38% and 10.28%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2014 and December 31, 2013:

Loan Type	Number of Loans	September 30, 2014 Balance*	Portfolio Percentage	Number of Loans	December 31, 2013 Balance*	Portfolio Percentage
First deeds of trust	14	$8,631,000	96.70%	12	$10,004,000	97.13%
Second deeds of trust	1	295,000	3.30%	1	295,000	2.87%
Total	15	$8,926,000	100.00%	13	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2014:

Non-performing and past due loans	$2,450,000
October 2014 – December 2014	3,489,000
January 2015 –March 2015	1,579,000
April 2015 – June 2015	1,093,000
Thereafter	315,000
Total	$8,926,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage
Arizona	$--	--	$553,000	5.37%
California	2,059,000	23.07%	2,848,000	27.65%
Nevada	5,252,000	58.84%	5,429,000	52.71%
Ohio	315,000	3.53%	318,000	3.09%
Florida	1,300,000	14.56%	--	--
Texas	--	--	1,151,000	11.18%
Total	$8,926,000	100.00%	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2014	December 31, 2013
Balance per loan portfolio	$8,926,000	$10,299,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$6,476,000	$7,849,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2014 and December 31, 2013, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At September 30, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2014	Allowance for Loan Losses	Net Balance at September 30, 2014
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2013	Allowance for Loan Losses	Net Balance at December 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	6,476,000	--	6,476,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	6,476,000	--	6,476,000
Total	$8,926,000	$(2,450,000)	$6,476,000

	As of December 31, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	7,849,000	--	7,849,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	7,849,000	--	7,849,000

Total	$10,299,000	$(2,450,000)	$7,849,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2014 and December 31, 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2014 and 2013 by loan type.  We will continue to evaluate our position in these loans.
Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 09/30/14
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 9/30/13
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Extensions

As of September 30, 2014 and December 31, 2013, our manager had granted extensions on five and six outstanding loans respectively totaling approximately $11.2 and $17.7 million of which our portion was approximately $3.0 and $9.4 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of September 30, 2014 and December 31, 2013, four and five of the loans, respectively, that have been granted extensions are performing.

NOTE E —ASSETS HELD FOR SALE

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and the storage facility. We and VRM I hold together a 100% interest in the four office properties.  These properties have been reported as Discontinued Operations in the accompanying statement of operations.

NOTE F – INVESTMENT IN EQUITY METHOD INVESTEE HELD FOR SALE

On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility.  In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and the storage facility, net of the assumed debt secured by the real estate. We and VRM I hold together a 100% interest in the four office properties. See Note E – Assets held for sale.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.

NOTE G – INVESTMENT IN EQUITY METHOD INVESTEE

During March 2014, we acquired a 42% interest in Building C, LLC for $3.0 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC.  We recorded income from investment in equity method investee from April 1, 2014 through July 31, 2014.

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the period from April 1, 2014 (investment date) through July 31, 2014:
For the Period from April 1, 2014 (investment date) through July 31, 2014:
Revenue	$462,000
Expenses	(307,000)
Net Income	157,000
% of ownership	42%
Equity method income	66,000

As of July 31, 2014, we own 72% interest in Building C, LLC.  For additional information please see Note H – Acquisitions

NOTE H - ACQUISITIONS

Office Buildings acquired April 30, 2014
On April 1, 2014 MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility, net of the assumed debt secured by the real estate.  In exchange we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and the storage facility. We and VRM I hold together a 100% interest in the four office properties. On April 30, 2014 the transaction was completed.

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

Building C, LLC & Building A, LLC
During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC, whose sole asset is an office building, also located in Las Vegas, NV, from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.4 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings acquired within the past twelve (12) months. No commissions were paid in connection with the purchase.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for our 2014 acquisition:

Assets
Land and improvements	$7,500,000
Building and improvements	22,020,000
Furniture and fixtures	26,000
Tenant improvements	283,000
Total assets acquired	29,829,000
Liabilities
Note payable	16,875,000
Total liabilities assumed	16,875,000
Net assets acquired	$12,954,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2014 and 2013, and assumes that the acquisition was completed as of January 1, 2013.
	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Revenues from continuing operations	$1,662,000	$1,594,000	$5,284,000	$5,099,000
Revenues from continuing operations	$1,662,000	$1,594,000	$5,284,000	$5,099,000
Net loss available to common stockholders	$(581,000)	$(1,109,000)	$(1,632,000)	(4,406,000)
Net loss available to common stockholders per share – basic	$(0.22)	$(0.39)	$(0.61)	$(1.51)
Net loss available to common stockholders per share – diluted	$(0.22)	$(0.39)	$(0.61)	$(1.51)

Revenue and expenses of acquisitions since April 30, 2014 (acquisition date) included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from April 30, 2014 (acquisition date) through September 30, 2014:

Revenue	$1,388,000
Expenses	(988,000)
Net Income	$400,000

NOTE I — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2014 and December 31, 2013, we owned 538,178 shares of VRM I’s common stock, representing approximately 9.6% of the total outstanding shares. The closing price of VRM I’s common stock on September 30, 2014, was $1.63 per share. The closing prices of the common stock on September 30, 2014 resulted in an unrealized loss of approximately $35,000 for the nine months ended September 30, 2014.

During the three months ended September 30, 2014, the trading price for VRM I’s common stock ranged from $1.43 to $2.61 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At September 30, 2014, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$1,234,000
Distributions	--
Write down	--
Sale	(1,234,000)
Ending balance, September 30, 2014	$--

During June 2014, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $1.1 million.  A net loss of approximately $67,000 was recorded.

During August 2014, we, and Fund III sold remaining 26% interest in a VREO XXV, LLC to VRM I for approximately $1.3 million, of which our portion was approximately $39,000.  A net gain of approximately $14,000 was recorded.

NOTE K — RELATED PARTY TRANSACTIONS

Transactions with the Manager

During August 2014, we entered into a loan reinstatement and modification agreement whereby we extended a loan with a third party in exchange for an extension fee and reduction of principal totaling $620,000 and $380,000 respectively. The extension fee was paid to our manager.

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the nine months ended September 30, 2014 and 2013 were approximately $1.0 million and $0.8 million, during each period.

As of September 30, 2014 and December 31, 2013, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of September 30, 2014 and December 31, 2013, we had receivables from our manager of approximately $20,000.

Transactions with Other Related Parties

As of September 30, 2014 and December 31, 2013, we owned 538,178 common shares of VRM I, representing approximately 9.6% of their total outstanding common stock at the respective dates.  The closing prices of the common stock on September 30, 2014 resulted in an accumulated unrealized loss of approximately $296,000.

As of September 30, 2014 and December 31, 2013, VRM I owned 134,270 of our common shares, representing approximately 5.1% of our total outstanding common stock for both periods.

As of September 30, 2014 we had a receivable from VRM I of approximately $44,000.  As of December 31, 2013 we owed VRM I approximately $54,000 primarily related to asset transfer and legal fees.

As of September 30, 2014 we had a receivable from Fund III of approximately $7,000.  As of December 31, 2013 we owed Fund III approximately $20,000.

As of September 30, 2014 and December 31, 2013 we had a receivable from Vestin Mortgage of approximately $0.1 million and $66,000, respectively, related to payroll expenses paid by MVP Advisors.

As of September 30, 2014 and December 31, 2013, we owned a 60% interest in MVP Realty Advisors, LLC, the manager of MVP REIT, Inc.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM I’s interests in parking properties for MVP REIT’s interests in commercial office buildings.  See Note F for additional information.

During March 2014, we acquired a 42% interest in Building C, LLC for $3.0 million.  During July 2014 we and VRM I acquired the remaining 58% interest for a total of approximately $3.8 million, of which our portion was approximately $2.0 million.

During August 2014, we and VRM I acquired 72% and 28%, respectively of Building A, LLC for a total of $6.5 million of which our portion was approximately $4.7 million.

During August 2014, we sold approximately $2.8 million in real estate loans to VRM I.

During August 2014, we, and Fund III sold remaining 26% interest in a VREO XXV, LLC to VRM I for approximately $1.3 million, of which our portion was approximately $39,000.  A net gain of approximately $14,000 was recorded.

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

NOTE L — NOTES PAYABLE

On May 16, 2014 Wolfpack, LLC and Devonshire, LLC entered into a loan agreement with a financial institution in the amount of $7.8 million, collateralized by real property held in Las Vegas, Nevada. The loan bears an annual interest rate of 4.6% and is payable in monthly installment payments of principal and interest totaling approximately $50,000, with a lump sum payment of approximately $6.3 million due at maturity in June of 2024. This loan agreement replaces their previous loans which held balances of approximately $3.9 million and $3.9 million, respectively, at payoff.

During April 2014, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 6.625%, and payable in monthly installment payments of principal and interest totaling approximately $25,000.

During April 2014, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.1 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 5.875%, and payable in monthly installment payments of principal and interest totaling approximately $21,000.

During July 2014, through the acquisition of Building C, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.810%, and payable in monthly installment payments of principal and interest totaling approximately $49,000.

During August 2014, through the acquisition of Building A, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.969%, and payable in monthly installment payments of principal and interest totaling approximately $46,000.

As of September 30, 2014, future principal payments on the notes payable are as follows:

2014	$133,000
2015	587,000
2016	618,000
2017	650,000
2018	685,000
Thereafter	28,527,000
Total	$31,200,000

NOTE M — FAIR VALUE

As of September 30, 2014 and December 31, 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2014 and December 31, 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/14	Carrying Value on Balance Sheet at 09/30/14
Assets
Investment in marketable securities - related party	$877,000	$--	$--	$877,000	$877,000
Investment in real estate loans	$--	$--	$6,490,000	$6,490,000	$6,476,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13
Assets
Investment in equity method investee	$1,195,000	$--	$--	$1,195,000	$1,195,000
Investment in marketable securities - related party	$941,000	$--	$--	$941,000	$941,000
Investment in marketable securities	$5,658,000	$--	$--	$5,658,000	$5,658,000
Investment in real estate loans	$--	$--	$7,867,000	$7,867,000	$7,849,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to September 30, 2014:

Investment in real estate loans
Balance on January 1, 2014	$7,867,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	14,187,000
Purchase from third parties	468,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(5,145,000)
Sale of assets to VRM I	(2,823,000)
Sale of assets to third parties	(8,060,000)
Temporary change in estimated fair value based on future cash flows	(4,000)
Balance on September 30, 2014, net of temporary valuation adjustment	$6,490,000

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Revenues
Investment in real estate loans	$684,000	$1,282,000
Investment in real property	1,388,000	--
Investment in real estate management	327,000	--
Total revenues as reports	2,399,000	1,282,000

Operating expenses
Investment in real estate loans	$823,000	$816,000
Investment in real property	1,019,000	31,000
Investment in real estate management	1,689,000	--
Corporate activities	3,173,000	6,329,000
Total Operating expenses as reported	6,704,000	7,176,000

Total Assets	September 30, 2014	December 31, 2013
Investment in real estate loans	$6,485,000	$7,849,000
Investment in real property	55,027,000	--
Corporate assets	6,918,000	30,423,000
Total assets	$68,430,000	$38,272,000

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

NOTE Q — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel  by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale are being held in a debtor in possession account subject to the Hotel’s operating accounts payable and claims made through the bankruptcy court.  The balance, if any, will be paid over to the owners of 1701 Commerce according to their interest.  On January 9, 2014, the bankruptcy court entered its Order Confirming the First Amended Plan of Reorganization (the “Plan”). 1701 Commerce is in the process of resolving allowed and disputed claims according to the Plan.

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

NOTE R— SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

As of September 30, 2014, we have acquired, along with affiliated entities, seven properties of which our share of the purchase price totaled $7,512,000, including closing costs.  During the nine months ended September 30, 2014, we funded nine loans totaling approximately $14.2 million.  During the nine months ended September 30, 2013, we funded five loans totaling approximately $8.1 million.  As of September 30, 2014, our loan-to-value ratio was 43.36%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect on our financial condition and operating results.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities and our interest in a storage facility, in each case, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility. We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note E – Assets held for sale” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings acquired within the past twelve (12) months. No commissions were paid in connection with the purchase.

We have made loans of approximately $7.7 million to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  Our ownership of MVP Advisors increased from 40% to 60% during December 2013. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking and self-storage facilities located throughout the United States as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended September 30, 2014, to the three months ended September 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$180,000	$256,000	$(76,000)	(30%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	85,000	66,000	19,000	29%
Advisor fee income	78,000	--	78,000	100%
Rental revenue	985,000	--	985,000	100%
Total	$1,328,000	$322,000	$1,006,000	312%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to reduction in loan portfolio in 2014 than in 2013.  As we redeploy assets from loans to investments in real estate, expect to will recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase. Advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP Advisors increased from 40% to 60% during December 2013. Our majority ownership of MVP Advisors requires us to consolidate the financial position and results of operations pursuant to GAAP (the “MVP Advisors Consolidation”). While we expect our investment in MVP Advisors to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.  This transaction resulted in the recognition of rental revenue of $985,000 for the three months ended September 30, 2014.  During April 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility; in exchange we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate.

For additional information see Note D – Investments in Real Estate Loans and Note E –Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$275,000	$267,000	$8,000	3%
Operating and maintenance	177,000	--	177,000	100%
Impairment of investment in MVP Realty Advisors	--	1,553,000	(1,553,000)	(100%)
Wages and benefits	449,000	--	449,000	100%
Interest expense	298,000	3,000	295,000	9833%
Depreciation	209,000	--	209,000	100%
Acquisition expense	6,000	27,000	(21,000)	(78%)
Professional fees	280,000	171,000	109,000	64%
Consulting	73,000	30,000	43,000	143%
Insurance	66,000	69,000	(3,000)	(4%)
Commissions	322,000	--	322,000	100%
Travel	184,000	--	184,000	100%
Rent	70,000	--	70,000	100%
Other	111,000	25,000	86,000	344%
Total	$2,520,000	2,145,000	375,000	18%

Before the change of ownership of MVP Advisors in December 2013, the Company recognized an impairment of investment in MVP Advisors of approximately $1.6 million.  Certain operating expenses were higher during 2014 primarily due to increase in expenses related to the MVP Advisors consolidation.

For additional information Note E –Assets Held for Sale and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income:	2014	2013	$ Change	% Change
Gain (loss) on sale of marketable securities	$(33,000)	$292,000	$(325,000)	(111%)
Recovery from settlement with loan guarantor	--	24,000	(24,000)	(100%)
Gain related to recovery of allowance on note payable – related party	925,000	--	925,000	100%
Dividend income	--	8,000	(8,000)	(100%)
Income (loss) on investment in equity method investee	21,000	(58,000)	79,000	136%
Total	$913,000	$266,000	$647,000	243%

During the three months ended September 30, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $0.9 million

For additional information see Note G – Investment in Equity Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$(32,000)	$(2,000)	$(30,000)	(1500%)
Expenses related to real estate owned held for sale	(251,000)	(24,000)	(227,000)	(946%)
Recovery from 1701 Commerce	--	221,000	(221,000)	(100%)
Loss from assets held for sale, net of income taxes	--	(85,000)	85,000	100%
Total	$(283,000)	$110,000	$(393,000)	(357%)

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

Comparison of operating results for the nine months ended September 30, 2014, to the nine months ended September 30, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$499,000	$1,026,000	$(527,000)	(51%)
Gain related to pay off of real estate loan, including recovery for allowance for loan loss	--	50,000	(50,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	185,000	206,000	(21,000)	(10%)
Advisor fee income	327,000	--	327,000	100%
Rental revenue	1,388,000	--	1,388,000	100%
Total	$2,399,000	$1,282,000	$1,117,000	87%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to reduction in loan portfolio in 2014 than in 2013.  As we redeploy assets from loans to investments in real estate, we expect to recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.  Advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP Advisors increased from 40% to 60% during December 2013. Our majority ownership of MVP Advisors requires us to consolidate the financial position and results of operations pursuant to GAAP. While we expect our investment in MVP Advisors to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.  This transaction resulted in the recognition of rental revenue of $1,388,000 for the nine months ended September 30, 2014.  During April 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility: in exchange we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate.  Rental revenue of $1,388,000 is a result of this transaction.

For additional information see Note D – Investments in Real Estate Loans and Note E –Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating Expenses:	2014	2013	$ Change	% Change
Management fees – related party	$823,000	$816,000	$7,000	1%
Wages and benefits	1,156,000	--	1,156,000	100%
Operating and maintenance	239,000	--	239,000	100%
Impairment of investment in MVP Realty Advisors	533,000	5,131,000	(4,598,000)	(90%)
Interest expense	457,000	4,000	453,000	11325%
Acquisition expense	29,000	27,000	2,000	7%
Depreciation	294,000	--	294,000	100%
Forgiveness of debt – related party	533,000	--	533,000	100%
Professional fees	908,000	661,000	247,000	37.37%
Consulting	320,000	148,000	172,000	116.22%
Insurance	202,000	213,000	(11,000)	(5%)
Commissions	571,000	--	571,000	100%
Travel	482,000	--	482,000	100%
Rent	230,000	--	230,000	100%
Other	428,000	176,000	252,000	144%
Total	$6,703,000	7,176,000	(473,000)	(7%)

Before the change of ownership of MVP Advisors in December 2013, the Company recognized an impairment on MVP Advisors of approximately $5.1 million.  Certain operating expenses were higher during 2014 primarily due to increase in expenses related to the MVP Advisors consolidation.  During the nine months ended September 30, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.5 million.

For additional information Note E –Assets Held for Sale and Note Q – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating Income:	2014	2013	$ Change	% Change
Gain related to recovery of allowance on note receivable – related party	$1,774,000	$--	$1,774,000	100%
Recovery from settlement with loan guarantor	78,000	39,000	39,000	100%
Dividend income	--	8,000	(8,000)	(100%)
Gain (loss) on investment on equity method investee	66,000	(58,000)	124,000	214%
Reversal of settlement reserve	--	374,000	(374,000)	(100%)
Gain (loss) on sale of marketable securities	32,000	292,000	(260,000)	(89%)
Total	$1,950,000	$655,000	$1,295,000	198%

During the nine months ended September 30, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $1.8 million.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013, management determined that the remaining reserves of $374,000 are no longer necessary and have recognized this amount as other income.

For additional information see Note G – Investment in Equity Method Investee of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Discontinued Operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$838,000	$40,000	$798,000	1995%
Expenses related to real estate owned held for sale	(614,000)	(278,000)	(336,000)	121%
Recovery from 1701 Commerce	--	221,000	(221,000)	(100%)
Income on investment on equity method investee	20,000	--	20,000	100%
Income from assets held for sale, net of income taxes	70,000	(85,000)	155,000	(182)%
Total	$314,000	$(102,000)	$416,000	408%

Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities and our interest in a storage facility.   Under the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $8 million.  During 2013 we recorded net gain of approximately $40,000 related to the sale of HFS in December 2011.  During the three months ended September 30, 2013 we received a settlement related to 1701 Commerce. In addition, we recorded a loss from assets held for sale acquired during the three months ended September 30, 2013.

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

During the nine months ended September 30, 2014, net cash flows used in operating activities were approximately $2.5 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in new real estate loans of approximately $14.2 million investment in real estate of approximately $6.3 million, and investment in equity method investee of $3.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $8.0 million and proceeds from sale of marketable securities of approximately $7.5 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.4 million, proceeds from notes payable of approximately $7.8 million and cash for payments on notes payable of approximately $8.0 million.

At September 30, 2014, we had approximately $5.5 million in cash, $0.9 million in marketable securities – related party, and approximately $68.6 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

We have no current plans to sell any new shares.  Although a small percentage of our shareholders had elected to reinvest their dividends, we suspended payment of dividends in June 2008 and at this time are not able to predict when dividend payments will resume.  Accordingly, we do not expect to issue any new shares through our dividend reinvestment program in the foreseeable future.

When economic conditions permit, we may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  No assurance can be given that, if we should seek to borrow additional funds or to securitize our assets, we would be able to do so on commercially attractive terms.  Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan and real estate portfolios.

During April 2012, we contributed $1,000 for a 40% interest in MVP Advisors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC (“MVP CP”) contributed $1,500 for a 60% interest in MVP Advisors. In December 2013, we and MVP CP entered into a membership interest transfer agreement (the “Transfer Agreement”), dated as of December 19, 2013, pursuant to which we acquired from MVP CP an additional 20% of the membership interests (the “Acquired Interests”) of MVP Advisor. The Company and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of MVP Advisors.

Pursuant to the Transfer Agreement, we did not pay any up-front consideration for the Acquired Interests, but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP CP’s substantial investment in MVP Advisor for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP Advisor further provide that once we and VRM I have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor’s behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP Advisor.

Our interest in MVP Advisor has required, and may require us to continue to, direct a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP Advisors to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of September 30, 2014, we had notes receivable from MVP Advisor of approximately $7.7 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 13, 2014, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 7% to 24%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 15 real estate loans, as of September 30, 2014, with a balance of approximately $8.9 million as compared to investments in 13 real estate loans as of December 31, 2013, with a balance of approximately $10.3 million.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through 2009 reduced the availability of credit for many prospective borrowers.  While credit markets have generally improved, the commercial real estate markets in some of our principal areas of operation have not recovered, thereby resulting in continuing constraints on the availability of credit in these markets.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note J – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$141,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$703,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,407,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(141,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(703,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,407,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$89,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$446,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$893,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(89,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(446,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(893,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note N – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note N – Legal Matters Involving the Manager and Note Q – Legal Matters Involving the Company of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended September 30, 2014, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	33,814	$5.17	20,750	$229,406
August 1, 2014 – August 31, 2014	29,660	4.68	25,058	112,239
September 1, 2014 – September 30, 2014	20,169	5.57	20,169	--

Total	83,643	$3.21	65,977	$--

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(6)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (4)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.6 (5)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1 (2)	List of subsidiaries of the Registrant
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited) (iii) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited) (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).

(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)

(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(4)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(5)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 13, 2014

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	November 13, 2014