Form 10-K
Vestin Realty Mortgage II, Inc
filed 2015-03-31
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Class	Market Value as of June 30, 2014
Common Stock, $0.0001 Par Value	$11,378,531

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 31, 2015
Common Stock, $0.0001 Par Value	2,578,420

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

General

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”) formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”).  In addition, we invest in, acquire, manage and sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC, now known as MVP Mortgage (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, Fund III and MVP REIT.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed and owned by our CFO.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Advisors, the manager of MVP REIT, Inc. At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but are responsible for our proportionate share of future expenses of MVP Advisors. In recognition of MVP Capital’s substantial investment in MVP Advisors for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP Advisors or for any expenses advanced on MVP Advisors’ behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisors. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2014, the Company operates all segments.

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

REAL ESTATE LOAN STRATEGIES

As of December 31, 2014, our loans were in the following states: California, Nevada, and Ohio.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2014 none of our loans had a prepayment penalty or exit fee.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2014, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

REAL ESTATE INVESTMENT STRATEGIES

As of December 31, 2014, we had investments in six real estate properties consisting of office buildings. These properties are located in Nevada. In addition, we may invest in other real property, including but not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, storage facilities, parking facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land (although we may invest in loans secured by unimproved land) or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

Because we hold a small number of properties at this time, we have higher fixed operating expenses as a percentage of gross income. In addition, our operating results and amounts available for distributions to stockholders are at greater risk of being affected by, and the value of your investment will vary more widely with, the performance of any one or more of the properties in our portfolio.

Maximizing Value of Acquired Properties

We seek to reposition properties that we acquire through strategic renovation and, where appropriate, re-tenanting such properties.  Repositioning of properties may be accomplished by (1) stabilizing occupancy; (2) upgrading and renovating existing structures; and (3) investing significant efforts in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.  [We currently do not intend to engage in significant development or redevelopment of properties as the costs of development and redevelopment may exceed the cost of properties that we acquire.  In addition, we seek to acquire properties that present strong characteristics that we believe are essential for a successful real estate investment.

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will conform to the standard market practices in the geographic area where the property is located. We expect to execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants.  However, there can be no guarantee that we will be able to identify suitable tenants, or that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.  Disruptions in the real estate and financial markets and deteriorating economic conditions could increase vacancy rates for certain classes of commercial property, including office properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

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

We will compete with numerous other persons while seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

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

Employees

We have 25 employees through our majority owned subsidiary MVP Realty Advisors.  Our manager has provided and will continue to provide most of the employees necessary for our operations, not related to MVP Realty Advisors except as described in this report regarding Strategix Solutions, LLC.  As of December 31, 2014, the Vestin entities had a total of 6 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, Fund III and MVP REIT.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed and owned by our CFO, Ms. Gress.  As of December 31, 2014, Strategix Solutions dedicates to us a total of three full time employees.

We believe that our success depends, in large part, upon our manager and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Our executive officers and our manager’s key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of VRM I and other affiliated entities.  Accordingly, they will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor.  Our manager and other affiliated entities have and will continue to receive substantial fees from us, which were not determined at arms’ length. These fees could influence the advice given to us by the key personnel of our manager and its affiliates.

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

Our manager shares office facilities through a sublease, in Las Vegas, Nevada, with its affiliate, Vestin Group.  In March 2010, Vestin Group entered into a ten–year lease agreement for office facilities in Las Vegas, Nevada which we hold a 72% ownership interest.

Investments in Real Estate

The following table provides information regarding each of the properties we owned an interest in as of December 31, 2014:

Property Description	Location(s)	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price	Percentage Owned	Occupancy at December 31, 2014
Wolfpack Properties LLC single-tenant office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,500,000	72%	100.00%
Building C office building	Las Vegas, Nevada	2008	47,500	07/31/14	$15,000,000	72%	88.57%
Building A office building	Las Vegas, Nevada	2008	47,500	08/29/14	$15,000,000	72%	95.55%
Devonshire office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,400,000	72%	75.76%
SE Properties office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	72%	100.00%
ExecuSuites office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	72%	76.44%

ITEM 3.	LEGAL PROCEEDINGS

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

2013	High	Low

First Quarter	$6.40	$4.32
Second Quarter	$10.60	$4.32
Third Quarter	$8.16	$5.88
Fourth Quarter	$8.76	$6.24

2014	High	Low

First Quarter	$7.40	$5.00
Second Quarter	$6.33	$3.82
Third Quarter	$6.37	$4.20
Fourth Quarter	$5.25	$3.00

Holders

As of March 30, 2015, there were approximately 1,068 holders of record of 2,578,420 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2014 or 2013.  In light of our accumulated loss, we do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October, 2014, our board agreed to increase the amount available to us to repurchase our stock by $500,000.  The Board had previously granted management the authority to repurchase up to $10,000,000 worth of our stock.

The following is a summary of our stock acquisitions during the year ended December 31, 2014, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	--	$--	--	$191,773
February 1 – February 28, 2014	--	--	--	191,773
March 1 – March 31, 2014	--	--	--	191,773
April 1 – April 30, 2014	--	--	--	191,773
May 1 – May 31, 2014	--	--	--	191,773
June 1 – June 30, 2014	20,750	5.15	20,750	171,023
July 1 – July 31, 2014	13,064	5.04	13,064	157,959
August 1 – August 31, 2014	29,660	4.68	29,660	128,299
September 1 – September 30, 2014	20,169	5.57	20,169	108,130
October 1 – October 31, 2014	--	--	--	608,130
November 1 – November 30, 2014	14,472	5.07	14,472	534,789
December 1 – December 31, 2014	27,594	5.05	27,594	395,615
Total	125,709	$5.07	125,706	$395,615

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2014 and 2013. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this annual report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of some of these risks and uncertainties.

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

As of December 31, 2014, we have acquired, along with affiliated entities, six properties of which our share of the purchase price totaled $15.4 million, including closing costs.  During the year ended December 31, 2014, we funded nine loans totaling approximately $14.3 million.  During the year ended December 31, 2013, we funded six loans totaling approximately $8.1 million.  As of December 31, 2014, our loan-to-value ratio was 53.03%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities and our interest in a storage facility, in each case, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility. We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note E – Assets held for sale” to the financial statements included in this Annual Report for more information regarding the property exchanges.

During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings as all of the buildings were acquired by MVP within the past twelve (12) months. No commissions were paid in connection with the purchase.

As of December 31, 2014, we have made loans of approximately $7.7 million to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  Our ownership of MVP Advisors increased from 40% to 60% during December 2013. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

Our financial results, including the sources of our revenues and expenses, for the year ended December 31, 2014 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in real estate and investments in a real estate management company.  For example, we had no rental income in 2013, but in 2014, it accounted for more than 50% of our total revenues as we redeploy assets from loans to investments in real estate.  Similarly, our interest expense increased significantly from $5,000 in 2013 to approximately $850,000 in 2014, as mortgage loan payments became due following our increase in real estate investments.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, rental income will continue to be a significant source of revenue and interest expense will make up a greater portion of our total expenses.  While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments.  Our advisor fee income related to our investment in MVP Advisors may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors in its management of MVP REIT.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the year ended December 31, 2014, to the year ended December 31, 2013

Total Revenue:	2014	2013	$ Change	% Change
Interest income from investment in real estate loans	$979,000	$1,151,000	$(172,000)	(15%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	560,000	50,000	510,000	1,020%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	198,000	339,000	(141,000)	(42%)
Advisor fee	379,000	17,000	362,000	2,129%
Rental revenue	2,661,000	--	2,661,000	100%
Total	$4,777,000	$1,557,000	$3,220,000	207%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to reduction in loan portfolio in 2014 from 2013.  As we redeploy assets from loans to investments in real estate, we expect to recognize a lower interest income from investment in real estate loans in future periods than we have in previous periods. As an offset, we anticipate that as we increase our investments in real property, we expect that rental revenues will increase.  In 2014, we also sold a loan with a book value of approximately $2.4 million in consideration of approximately $3.0 million which resulted in the recognition of a gain on sale of real estate loan of approximately $0.6 million.

Advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services. Our ownership of MVP Advisors increased from 40% to 60% during December 2013. Our majority ownership of MVP Advisors requires us to consolidate the financial position and results of operations pursuant to GAAP. While we expect our investment in MVP Advisors to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT recently commenced operations in December 2012, and in the long term, the amount of such fees will likely be dependent upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds and operate its business.  During April 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities, net of the assumed debt secured by the real estate and our interest in a storage facility: in exchange we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate.  During July and August 2014 we acquired two additional office buildings.  As a result of the acquisition of these office properties we realized rental revenues of $2,661,000 for the year ended December 31, 2014.

For additional information see Note D – Investments in Real Estate Loans and Note E – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Operating expenses:	2014	2013	$ Change	% Change
Management fees – related party	$1,098,000	$1,089,000	$9,000	1%
Operating and maintenance	505,000	--	505,000	100%
Impairment of investment in MVP Realty Advisors	--	6,162,000	(6,162,000)	(100%)
Wages and benefits	1,784,000	--	1,784,000	100%
Interest expense	857,000	5,000	852,000	17,040%
Acquisition expense	29,000	55,000	(26,000)	(47%)
Depreciation	594,000	--	594,000	100%
Forgiveness of debt – related party	533,000	127,000	406,000	320%
Professional fees	1,237,000	1,228,000	9,000	1%
Consulting	413,000	191,000	222,000	116%
Insurance	267,000	282,000	(15,000)	(5%)
Commissions	722,000	--	722,000	100%
Travel	686,000	--	686,000	100%
Rent	296,000	--	296,000	100%
Other	778,000	321,000	457,000	142%
Total	$9,799,000	9,460,000	339,000	4%

Before the change of ownership of MVP Advisors in December 2013, the Company recognized an impairment on MVP Advisors of approximately $6.2 million.  Certain operating expenses were higher during 2014 primarily due to increase in expenses related to the MVP Advisors consolidation.  During the year ended December 31, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.5 million.

For additional information see  Note F – Investment in and Note Receivable from MVP Realty Advisors, Note E – Assets Held for Sale and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-operating income (loss):	2014	2013	$ Change	% Change
Gain related to recovery of allowance on note payable – related party	1,774,000	--	1,774,000	100%
Recovery from settlement with loan guarantor	78,000	163,000	(85,000)	(52%)
Loss on marketable securities – related party	(120,000)	--	(120,000)	100%
Dividend income	--	13,000	(13,000)	(100%)
Income (loss) on investment in equity method investee	66,000	(45,000)	111,000	247%
Reversal of settlement reserve	--	374,000	(374,000)	(100%)
Gain on sale of marketable securities	42,000	737,000	(695,000)	(94%)
Total	$1,840,000	$1,242,000	$598,000	48%

During the year ended December 31, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $1.8 million.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  During September 2010, we established reserves related to our Nevada Lawsuit settlement.  As of June 30, 2013, management determined that the remaining Nevada Lawsuit settlement reserves of $374,000 are no longer necessary and have recognized this amount as other income.  The purchase and subsequent sale of marketable securities occurred during the year ended December 31, 2014 and 2013, resulting in a gain of approximately $42,000 and $737,000, respectively. During December 2014, management recognized a loss of approximately 120,000 on VRM I’s common stock.

For additional information see Note I – Investment in Marketable Securities, Note G – Investment in Equity Method Investee,  and Note R – Legal Matters Involving The Company of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2014	2013	$ Change	% Change
Net gain on sale of real estate owned held for sale	$837,000	$158,000	$679,000	430%
Expenses related to real estate owned held for sale	(654,000)	(501,000)	(153,000)	31%
Recovery from fully impaired real estate held for sale	2,259,000	954,000	1,305,000	138%
Income from investment in equity method investee	20,000	--	20,000	100%
Income from assets held for sale, net of income taxes	70,000	100,000	(30,000)	(30%)
Total	$2,532,000	$711,000	$1,821,000	256%

Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities and our interest in a storage facility.   Under the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with reimbursements of the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $0.8 million.  During 2013 we recorded net gain of approximately $40,000 related to the sale of HFS in December 2011; $62,000 and $56,000 related to the sale of two REO properties.  During the years ended December 31, 2014 and 2013 we received settlements related to 1701 Commerce for $2.3 million and $1.0 million, respectively.

For additional information see Note J — Real Estate Owned Held For Sale and Note E – Assets Held for Sale of the Notes to the Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

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

During the year ended December 31, 2014, net cash flows used in operating activities were approximately $4.7 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in new real estate loans of approximately $14.3 million, investment in real estate of approximately $6.3 million, approximately $1.9 million for purchase of marketable securities and investment in equity method investee of $3.0 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $17.4 million and proceeds from sale of marketable securities of approximately $7.7 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.7 million, proceeds from notes payable of approximately $7.8 million and cash for payments on notes payable of approximately $8.2 million.

At December 31, 2014, we had approximately $7.5 million in cash, $0.5 million in marketable securities – related party, and approximately $68.9 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP Advisors to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of December 31, 2014, we had notes receivable from MVP Advisor of approximately $7.7 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 30, 2015, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 7% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 12 real estate loans, as of December 31, 2014, with a balance of approximately $7.6 million as compared to investments in 13 real estate loans as of December 31, 2013, with a balance of approximately $10.3 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2014, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$117,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$587,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,174,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(117,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(587,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,174,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2014, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$76,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$382,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$764,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(76,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(382,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(764,000)

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

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

De Joya Griffith, LLC

/s/ De Joya Griffith, LLC
Henderson, NV
March 25, 2015

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$7,541,000	$7,663,000
Investment in marketable securities	--	5,658,000
Investment in marketable securities - related party	461,000	941,000
Accounts receivable	126,000	--
Interest and other receivables, net of allowance of $0 at December 31, 2014 and $3,197,000 at December 31, 2013	3,000	5,000
Notes receivable, net of allowance of $6,543,000 at December 31, 2014 and $6,091,000 at December 31, 2013	--	--
Real estate owned held for sale	--	1,234,000
Real estate loans, net of allowance for loan losses of $2,450,000 at December 31, 2014 and $2,450,000 at December 31, 2013	5,187,000	7,849,000
Investment in equity method investee	--	1,195,000
Investment in real estate
Land and improvements	14,333,000	--
Building and improvements	40,754,000	--
Furniture and fixtures	76,000	--
Accumulated depreciation	(569,000)	--
Total investments in real estate, net	54,594,000	--
Escrow fees	334,000	--
Deferred rental assets	141,000	--
Assets held for sale	--	13,567,000
Other assets	528,000	160,000
Total assets	$68,915,000	$38,272,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$703,000	$853,000
Notes payable	30,994,000	23,000
Due to related parties	1,136,000	228,000
Liabilities related to assets held for sale	--	25,000
Total liabilities	32,833,000	1,129,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at December 31, 2014 and 2013	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,578,420 shares issued and outstanding at December 31, 2014 and 2,709,174 shares issued and outstanding at December 31, 2013.	--	--
Additional paid-in capital	267,081,000	267,745,000
Accumulated deficit	(238,165,000)	(237,060,000)
Accumulated other comprehensive income	--	331,000
Total stockholders’ equity before non-controlling interest	28,916,000	31,016,000
Non-controlling interest	7,166,000	6,127,000
Total stockholders’ equity	36,082,000	37,144,000

Total liabilities and stockholders’ equity	$68,915,000	$38,273,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues
Interest income from investment in real estate loans	$979,000	$1,151,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	560,000	50,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	198,000	339,000
Advisor fee	379,000	17,000
Rental revenue	2,661,000	--
Total revenues	4,777,000	1,557,000
Operating expenses
Management fees - related party	1,098,000	1,089,000
Operating and maintenance	505,000	--
Impairment on MVP Realty Advisors	--	6,162,000
Wages and benefits	1,784,000	--
Interest expense	857,000	5,000
Acquisition expense	29,000	55,000
Depreciation	594,000	--
Forgiveness of debt – related party	533,000	127,000
Professional fees	1,237,000	1,228,000
Consulting fees	413,000	191,000
Insurance	267,000	282,000
Commissions	722,000	--
Travel	686,000	--
Rent	296,000	--
Other	778,000	321,000
Total operating expenses	9,799,000	9,460,000
Loss from operations	(5,022,000)	(7,903,000)
Non-operating income (loss)
Gain related to recovery of allowance on note receivable – related party	1,774,000	--
Recovery from settlement with loan guarantor	78,000	163,000
Dividend income	--	13,000
Income (loss) on investment in equity method investee	66,000	(45,000)
Gain on sale of marketable securities	42,000	737,000
Loss on marketable securities – related party	(120,000)	--
Reversal of settlement reserve	--	374,000
Total other non-operating income, net	1,840,000	1,242,000
Provision for income taxes	--	--
Loss from continuing operations	(3,182,000)	(6,661,000)
Discontinued operations, net of income taxes
Net gain on sale of real estate owned held for sale	837,000	158,000
Expenses related to real estate owned held for sale	(654,000)	(501,000)
Income from investment in equity method investee	20,000	--
Recovery from fully impaired real estate held for sale	2,259,000	954,000
Income from assets held for sale, net of income taxes	70,000	100,000
Total income from discontinued operations	2,532,000	711,000
Net loss	(650,000)	(5,950,000)
Allocation of income to non-controlling interest – related party	455,000	44,000
Net loss attributable to common stockholders	$(1,105,000)	$(5,994,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	$(1.20)	$(2.30)
Discontinued operations	0.78	0.23
Total basic and diluted loss per weighted average common share	$(0.42)	$(2.07)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	2,670,143	2,894,514

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For The Years Ended December 31,
	2014	2013

Net loss	$(650,000)	$(5,950,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	(341,000)	322,000
Unrealized holding gain (loss) on available-for-sale securities – non related party	10,000	(10,000)

Comprehensive loss	(981,000)	(5,638,000)
Less: net income attributable to noncontrolling interest	455,000	44,000

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(1,436,000)	$(5,672,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS
	Treasury Stock		Common Stock
	Shares	Amount	Shares (1)	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest – Related Party	Total
Stockholders' Equity at December 31, 2012	--	$--	3,017,451	$--	$270,151,000	$(231,066,000)	$9,000	$--	$39,094,000

Net Income (Loss)	--	--	--	--	--	(5,994,000)	--	44,000	(5,950,000)
Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	322,000	--	322,000
Comprehensive Loss									(5,628,000)
Non-controlling interest	--	--	--	--	--	--	--	6,083,000	6,083,000
Retire Treasury Stock	(308,277)	2,405,000	--	--	(2,406,000)	--	--	--	--
Purchase of Treasury Stock	308,277	(2,405,000)	(308,277)	--	--	--	--	--	(2,405,000)
Stockholders' Equity at December 31, 2013	--	$--	2,709,174	$--	$267,745,000	$(237,060,000)	$331,000	$6,127,000	$37,144,000

Net Income (Loss)	--	--	--	--	--	(1,105,000)	--	455,000	(650,000)
Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	(331,000)	--	(331,000)
Comprehensive loss	--	--	--	--	--	--	--	--	(981,000)
Distributions to non controlling interest	--	--	--	--	--	--	--	(62,000)	(62,000)
Reverse split	--	--	--	--	(2,000)	--	--	--	(2,000)
Non-controlling interest	--	--	--	--	--	--	--	646,000	646,000
Retire Treasury Stock	(130,754)	663,000	--	--	(662,000)	--	--	--	--
Purchase of Treasury Stock	130,754	(663,000)	(130,754)	--	--	--	--	--	(663,000)
Stockholders' Equity at December 31, 2014	--	$--	2,578,420	$--	$267,081,000	$(238,165,000)	$--	$7,166,000	$36,082,000

(1) Per share data is based on the average number of shares outstanding during the periods, except for the book value and market price which are based on the information at the end of the periods. All per share data has been adjusted to retroactively reflect the 1 for 4 reverse stock split effected in January 2014.

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(650,000)	$(5,950,000)
Adjustments to reconcile net loss to net cash used in operating activities:		--
Gain on sale of real estate owned held for sale	(837,000)	(158,000)
Gain on sale of marketable securities	(42,000)	(737,000)
Loss on marketable securities – related party	120,000	--
Loss (income) on equity method investee	(66,000)	45,000
Income from investment in equity method investee – held for sale	(20,000)	--
Gain from recovery from settlement with loan guarantor	(78,000)	(50,000)
Gain related to recovery of allowance on notes receivable – related party	(1,774,000)	--
Forgiveness of debt – related party	533,000	(127,000)
Impairment of investment in MVP Realty Advisors	--	6,104,000
Recovery from fully impaired real estate held for sale	(2,259,000)	(954,000)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	(198,000)	(339,000)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	(560,000)	(50,000)
Depreciation	579,000	20,000
Change in operating assets and liabilities:
Interest and other receivables	2,000	17,000
Accounts receivable	(66,000)	--
Deferred rental assets	(141,000)	--
Assets held for sale, net of liabilities	242,000	(29,000)
Due to/from related parties, net	846,000	548,000
Escrow fees	(269,000)	--
Deferred gain on sale of Hawaii Funeral Services, LLC	--	(6,000)
Other assets	115,000	157,000
Accounts payable and accrued liabilities	(227,000)	(130,000)
Net cash used in operating activities	$(4,750,000)	$(1,639,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Cash flows from investing activities:
Investments in real estate loans	$(14,269,000)	$(8,145,000)
Purchase of investments in real estate loans from:
VRM I	--	(1,200,000)
Other related parities	--	(1,000,000)
Third parities	(498,000)	--
Proceeds from loan payoffs	6,546,000	18,650,000
Sale of investments in real estate loans to:
VRM I	2,823,000	--
MVP REIT	--	1,500,000
Third parties	8,060,000	7,276,000
Proceeds related to real estate owned held for sale		1,437,000
Proceeds from recovery of allowance for loan loss	560,000	50,000
Investment in and note receivable from MVP Realty Advisors, LLC	(1,365,000)	(4,570,000)
Investment in assets held for sale		(1,595,000)
Investment in equity method investee	(3,000,000)	(1,241,000)
Land improvements	--	(12,000)
Purchase of investments in real estate	(6,263,000)	--
Payments on assets transferred, net	(958,000)	--
Payments on purchase of assets	(212,000)
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	(764,000)
Proceeds related to real estate held for sale	2,552,000	--
Proceeds from sale of VREO XXV, LLC	39,000	--
Proceeds from recovery of fully impaired real estate held for sale	2,259,000	954,000
Proceeds on nonrefundable extension fees on real estate owned held for sale	--	61,000
Proceeds from note receivable	198,000	278,000
Proceeds from settlement with loan guarantor	78,000	--
Proceeds from gain related to recovery of allowance for notes receivable – related party	1,774,000	--
Additional investment from noncontrolling interest investors	84,000
Proceeds from sale of marketable securities	7,675,000	6,120,000
Purchase of marketable securities	(1,946,000)	(11,068,000)
Investment in real estate	--	(5,882,000)
Net cash provided by investing activities	$3,373,000	$1,613,000

Cash flows from financing activities:
Principal payments on notes payable	$(8,190,000)	$(210,000)
Proceeds from notes payable	7,750,000	--
Proceeds from VRM I		140,000
Proceeds from note payable on assets held for sale	4,143,000	--
Payment of noncontrolling interest portion of proceeds from note payable	(1,763,000)	--
Distribution to noncontrolling interest portion of office buildings	(60,000)	--
Distribution from real estate owned held for sale	--	6,000
Purchase of treasury stock	(662,000)	(2,345,000)
Other	(2,000)	--
Net cash provided by (used in) financing activities	$1,216,000	$(2,409,000)

NET CHANGE IN CASH	(122,000)	2,435,000
Cash, beginning of period	7,663,000	10,098,000
Cash, end of period	$7,541,000	$7,663,000

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2014	2013
Supplemental disclosures of cash flows information:
Interest paid	$400,000	$5,000

Non-cash investing and financing activities:
Retirement of treasury stock	$662,000	$2,406,000
Note payable relating to prepaid D & O insurance	$262,000	$208,000
Non-controlling interest portion of investment in real estate	$--	$4,518,000
Adjustment to accrued interest and related allowance	$175,000	$(650,000)
Unrealized loss on marketable securities	$10,000	$(10,000)
Unrealized gain on marketable securities - related party	$(341,000)	$322,000

Assets	Transferred Assets
Cash transferred	$1,392,000
Other assets	171,000
Land and improvements	11,200,000
Building and improvements	736,000
49% Non-controlling interest portion of Red Mountain	1,208,000
Total assets transferred	14,707,000
Liabilities
Accrued liabilities	10,000
Notes payable	4,278,000
Total liabilities transferred	4,288,000
Net assets transferred	$10,419,000

Assets	Acquired assets
Cash	$101,000
Other assets	22,000
Land and improvements	6,275,000
Building and improvements	18,521,000
Tenant improvements	165,000
Total assets acquired	25,084,000
Liabilities
Accounts payable and accrued liabilities	58,000
Note payable	14,335,000
Total liabilities acquired	14,393,000
Acquisition-date fair value of the total consideration acquired	$10,691,000

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC;  and MVP Realty Advisors, LLC (“MVP Advisors”) as well as the results of operations for the Company’s assets that have been sold during 2014.  All significant intercompany transactions and balances have been eliminated in consolidation

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2014, the Company did not capitalize any such acquisition costs.

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

Revenue Recognition

The Company recognizes interest income from loans on an accrual basis over the expected terms of the loans using the effective interest method.  The Company may recognize fees, discounts, premiums, anticipated exit fees and direct cost over the terms of the loans as an adjustment to the yield.  The Company may recognize fees on commitments that expire unused at expiration.  The Company may recognize interest income from available-for-sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company’s leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

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

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the year ended December 31, 2014 were approximately $350,000.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing’s.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fees for the year ended December 31, 2014 were approximately $29,000.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the year ended December 31, 2014.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I, a related party.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2014 and 2013.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the years ended December 31, 2014 and 2013.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock. On November 17, 2014, The Board of Directors authorized the repurchase of an additional $500,000.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2014, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

Reverse Split

On February 5, 2014, the Company effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC;  SE Properties, LLC; ExecuSuites, LLC; and MVP Advisors, as well as the results of operations of the Company’s assets that have been sold during 2014.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2014 and December 31, 2013 we had approximately $5.5 and $6.9 million of funds in excess of the federally-insured limits.

As of December 31, 2014, 98% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of December 31, 2014, 69% and 27% of our loans were in Nevada and California, respectively, compared to 53% and 28% respectively, at December 31, 2013.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 74% of our total investment in real estate loans.  These real estate loans consisted of commercial and construction loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7% and 15%, and the aggregate outstanding balance is approximately $5.7 million.  As of December 31, 2014, our largest loan, totaling approximately $2.4 million is secured by property in Nevada with an interest rate of 15% and is considered non-performing.  The second loan totaling approximately $2.1 million and secured by property in California is a performing loan with an interest rate of 9%. The third loan totaling approximately $1.2 million and secured by property located in Nevada, is a performing loan with an interest rate of 7%.

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

Common Guarantors

As of December 31, 2014 and 2013, two and five loans totaling approximately $0.5 million and $3.6 million, respectively, representing approximately 6.8% and 34.9%, respectively, of our portfolio’s total value, had a common guarantor.  At December 31, 2014 and 2013 all of these loans were considered performing.

As of December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 14.3%, of our portfolio’s total value, which had a common guarantor.  As of December 31, 2013, these loans did not exist.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2014 and 2013, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of December 31, 2014 and 2013, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of December 31, 2014 and 2013). The balance on these loans was approximately $0.3 million as of December 31, 2014 and 2013.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2014 and 2013, we had two and no investments in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of December 31, 2014, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	11	$5,579,000	10.88%	73.04%	43.43%
Construction	1	2,058,000	9.00%	26.96%	67.63%
Total	12	$7,637,000	10.37%	100.00%	53.03%

Investments in real estate loans as of December 31, 2013, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$6,395,000	10.66%	62.09%	65.58%
Land	3	3,904,000	9.66%	37.91%	39.52%
Total	13	$10,299,000	10.28%	100.00%	52.62%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2014 and 2013, was 10.37% and 10.28%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2014 and 2013:

Loan Type	Number of Loans	December 31, 2014 Balance*	Portfolio Percentage	Number of Loans	December 31, 2013 Balance*	Portfolio Percentage
First deeds of trust	11	$7,342,000	96.14%	12	$10,004,000	97.13%
Second deeds of trust	1	295,000	3.86%	1	295,000	2.87%
Total	12	$7,637,000	100.00%	13	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2014:

Non-performing and past due loans	$2,450,000
January 2015 –March 2015	3,780,000
April 2015 – June 2015	1,093,000
Thereafter	314,000

Total	$7,637,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2014 and 2013:

	December 31, 2014 Balance *	Portfolio Percentage	December 31, 2013 Balance *	Portfolio Percentage

Arizona	$--	--	$553,000	5.37%
California	2,059,000	26.96%	2,848,000	27.65%
Nevada	5,264,000	68.93%	5,429,000	52.71%
Ohio	314,000	4.11%	318,000	3.09%
Texas	--	--	1,151,000	11.18%
Total	$7,637,000	100.00%	$10,299,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2014	December 31, 2013
Balance per loan portfolio	$7,637,000	$10,299,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$5,187,000	$7,849,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2014 and 2013, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At December 31, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2014	Allowance for Loan Losses	Net Balance at December 31, 2014
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2013, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2013	Allowance for Loan Losses	Net Balance at December 31, 2013
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2014, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of December 31, 2014 and 2013:

	As of December 31, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	5,187,000	--	5,187,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	5,187,000	--	5,187,000
Total	$7,637,000	$(2,450,000)	$5,187,000

	As of December 31, 2013
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	7,849,000	--	7,849,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	7,849,000	--	7,849,000

Total	$10,299,000	$(2,450,000)	$7,849,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2014 and 2013, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2014 and 2013 by loan type.  We will continue to evaluate our position in these loans.

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/14
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2012	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/13
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Gain on Sale of Loan – Related Party

On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. Borrower made principal payments during the life of the loan however they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million. Subsequent to December 31, 2014 and prior to the filing of this report, this loan was paid. The amount to be received by us is being determined at the time of this filing.

Extensions

As of December 31, 2014 and 2013, our manager had granted extensions on five and six outstanding loans respectively totaling approximately $13.6 and $17.7 million of which our portion was approximately $5.1 and $9.4 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2014 and 2013, four and five of the loans, respectively, that have been granted extensions are performing.

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the period from April 1, 2014 (investment date) through July 31, 2014:
For the Period from April 1, 2014 (investment date) through July 31, 2014:

Revenue	$462,000
Expenses	(307,000)
Net Income	155,000
% of ownership	42%
Equity method income	66,000

As of July 31, 2014, our ownership interest in Building C, LLC increased to 72% which results in the consolidation of results of operations for this entity For additional information please see Note H – Acquisitions

NOTE H - ACQUISITIONS

2014

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

Building C, LLC & Building A, LLC

During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC, whose sole asset is an office building, also located in Las Vegas, NV, from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.4 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings as both buildings were acquired within the past twelve (12) months. No commissions were paid in connection with the purchase.

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

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the years ended December 31, 2014 and 2013, assumes that the acquisition was completed as of January 1, 2013.

	For the year ended December 31, 2014	For the year ended December 31, 2013

Revenues from continuing operations	$7,270,000	$5,963,000
Net loss available to common stockholders	$(515,000)	(5,484,000)
Net loss available to common stockholders per share – basic	$(0.19)	$(1.89)
Net loss available to common stockholders per share – diluted	$(0.19)	$(1.89)

Revenue and expenses of acquisitions since April 30, 2014 (acquisition date) included in consolidated statement of operations

The following is a summary of the results of operations related to the net assets and liabilities acquired for the period from April 30, 2014 (acquisition date) through December 31, 2014:

Revenue	$2,661,000
Expenses	(1,953,000)
Net Income	$708,000

2013

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the December 31, 2013 consolidated financial statements have been reclassified to conform to the December 31, 2014 presentation.

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

NOTE I — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of December 31, 2014 and 2013, we owned 134,544 shares of VRM I’s common stock, representing approximately 9.7% of the total outstanding shares. The closing price of VRM I’s common stock on December 31, 2014, was $3.43 per share.

During the year ended December 31, 2014, the trading price for VRM I’s common stock ranged from $7.40 to $5.0 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $3.43 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

NOTE J — REAL ESTATE OWNED HELD FOR SALE

At December 31, 2014, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$1,234,000
Distributions	--
Write down	--
Sale	(1,234,000)
Ending balance, December 31, 2014	$--

During June 2014, we, VRM I and Fund III sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $1.1 million.  A net loss of approximately $67,000 was recorded.

During August 2014, we, and Fund III sold the remaining 26% interest in VREO XXV, LLC, an entity which held an assisted living community property located in Oregon. to VRM I for approximately $1.3 million, of which our portion was approximately $39,000.  A net gain of approximately $14,000 was recorded.

NOTE K — RELATED PARTY TRANSACTIONS

Transactions with the Manager

During August 2014, we entered into a loan reinstatement and modification agreement whereby we extended a loan with a third party in exchange for an extension fee paid by the borrower and reduction of principal totaling $620,000 and $380,000 respectively. The extension fee was paid to our manager.

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the year ended December 31, 2014 and 2013 were approximately $1.1 million, during each period.

As of December 31, 2014 and 2013, our manager owned 23,175 of our common shares, representing approximately 0.2% of our total outstanding common stock at the respective dates.

As of December 31, 2014 and 2013, we had receivables from our manager of approximately $20,000 related to consulting and accounting fees.

Transactions with Other Related Parties

As of December 31, 2014 and 2013, we owned 134,544 common shares of VRM I, representing approximately 9.7% of their total outstanding common stock.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014.  We realized a loss on our investment to its fair value of $3.43 per share as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.  For the year ended December 31, 2014 and 2013 we recognized no dividend income from VRM I.

As of December 31, 2014 and 2013, VRM I owned 134,270 of our common shares, representing approximately 5.2% of our total outstanding common stock for both periods.

As of December 31, 2014 we had a receivable from VRM I of approximately $30,000.  As of December 31, 2013 we owed VRM I approximately $54,000 primarily related to asset transfer and legal fees.

As of December 31, 2014 we had a receivable from Fund III of approximately $4,000.  As of December 31, 2013 we owed Fund III approximately $20,000.

As of December 31, 2014 and 2013 we had a receivable from Vestin Mortgage of approximately $0.1 million and $66,000, respectively, related to payroll expenses paid by MVP Advisors.

As of December 31, 2014, MVP Advisors owed VRM I approximately $0.8 million.

As of December 31, 2014 and 2013, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT.

On April 30, 2014, we completed the property exchange with MVP REIT pursuant to which we exchanged our and VRM I’s interests in parking properties and a self-storage facility for MVP REIT’s interests in commercial office buildings.  See Note F Investment in Equity Method Investee Held for Sale for additional information.

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

During August 2014, we sold approximately $2.8 million in real estate loans to VRM I, which resulted in no gain or loss.

During August 2014, we, and Fund III sold remaining 26% interest in VREO XXV, LLC to VRM I for approximately $1.3 million, of which our portion was approximately $39,000.  A net gain of approximately $14,000 was recorded.

On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% if any amount elected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million.

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

Accounting services

During the years ended December 31, 2014 and 2013, Accounting Solutions, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $17,000 and $19,000, respectively, for accounting services.

During the years ended December 31, 2014 and 2013, Strategix, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $135,000 and $135,000, respectively, for accounting services.

NOTE L — NOTES RECEIVABLE

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $88,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $0.4 million as a final payment for the note was approved, of which approximately $0.3 million was received.  No payments were received in 2014.  The balance of this agreement of approximately $50,000 was fully reserved as of December 31, 2014.  Payments will be recognized as income when received.

During March 2011, we were awarded a deficiency judgment totaling $5.0 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $3.0 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. Annual payments of $0.5 million are accrued when due.  The balance of approximately $3.9 million was fully reserved as of December 31, 2014.

During March 2011, we were awarded a deficiency judgment totaling $2.8 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $1.2 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven.  Annual payments of $0.2 million are accrued when due. The balance of approximately $1.5 million was fully reserved as of December 31, 2014.

During April 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust.  The remaining balance due on the second deed of trust, which was previously fully allowed for, of approximately $0.7 million was moved to notes receivable and remains fully allowed for.  We received monthly payments of approximately $33,000.  The balance has been paid in full as of December 31, 2014.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust, which was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  We receive quarterly payments of $24,000.  As of December 31, 2014 the balance is approximately $1.1 million.

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

In April 2014, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.99%.  The agreement required a down payment of $39,000 and nine monthly payments of $23,000 beginning on May 27, 2014.  As of December 31, 2014, the outstanding balance of the note was approximately $23,000.  During January 2015, the outstanding balance of the note was paid in full.

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

During April 2014, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 6.625%, and payable in monthly installment payments of principal and interest totaling approximately $25,000 maturing in January 2036.

During April 2014, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.1 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 5.875%, and payable in monthly installment payments of principal and interest totaling approximately $21,000 maturing in May 2037.

During July 2014, through the acquisition of Building C, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.81%, and payable in monthly installment payments of principal and interest totaling approximately $49,000, with a lump sum payment of approximately $7.0 million due at maturity in April of 2021.

During August 2014, through the acquisition of Building A, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.969%, and payable in monthly installment payments of principal and interest totaling approximately $46,000, with a lump sum payment of approximately $7.8 million due at maturity in April of 2019.

As of December 31, 2014, future principal payments on the notes payable are as follows:

2015	$557,000
2016	616,000
2017	648,000
2018	683,000
2019	8,431,000
Thereafter	20,059,000
Total	$30,994,000

NOTE N — FAIR VALUE

As of December 31, 2014 and 2013, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2014 and 2013, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in marketable securities - related party	$461,000	$--	$--	$461,000	$461,000
Investment in real estate loans	$--	$--	$5,167,000	$5,167,000	$5,187,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/13	Carrying Value on Balance Sheet at 12/31/13
Assets
Investment in equity method investee	$1,195,000	$--	$--	$1,195,000	$1,195,000
Investment in marketable securities - related party	$941,000	$--	$--	$941,000	$941,000
Investment in marketable securities	$5,658,000	$--	$--	$5,658,000	$5,658,000
Investment in real estate loans	$--	$--	$7,867,000	$7,867,000	$7,849,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to December 31, 2014:

Investment in real estate loans

Balance on January 1, 2014	$7,867,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	14,269,000
Purchase from third parties	498,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(6,546,000)
Sale of assets to VRM I	(2,823,000)
Sale of assets to third parties	(8,060,000)
Temporary change in estimated fair value based on future cash flows	(38,000)
Balance on December 31, 2014, net of temporary valuation adjustment	$5,167,000

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues
Investment in real estate loans	$1,737,000	$1,540,000
Investment in real property	2,661,000	--
Investment in real estate management	379,000	17,000
Total revenues as reported	4,777,000	1,557,000

Operating expenses
Investment in real estate loans	$1,098,000	$1,089,000
Investment in real property	1,985,000	60,000
Investment in real estate management	2,317,000	127,000
Corporate activities	4,399,000	8,184,000
Total Operating expenses as reported	9,799,000	9,460,000

Total Assets	December 31, 2014	December 31, 2013
Investment in real estate loans	$5,190,000	$7,854,000
Investment in real property	55,195,000	--
Corporate assets	8,530,000	30,418,000
Total assets	$68,915,000	$38,272,000

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

NOTE R — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel  by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. The Hotel was sold on July 17, 2013 for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale were used to pay all 1701 Commerce creditors 100% of their claim plus interest, with the balance distributed to us and our two partners, VRM I and Fund III. On February 4, 2015, the court entered its final decree closing the case.

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

The components of the provision for income tax benefit are as follows for the years ended:

	12/31/2014	12/31/2013
Current Taxes
Federal	$--	$--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	(375,700)	(1,989,740)
Change in Valuation Allowance	375,700	1,989,740

Provision for income tax expense (benefit)	$--	$--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at years end:

	12/31/2014	12/31/2013
Deferred Tax Assets:
Provision for Loan Losses	$834,000	$834,000
Write down on real estate owned held for sale	--	334,000
Impairment on investment in MVP Realty Advisors	2,095,000	2,095,000
Impairment on investment in marketable securities – related party	41,000	--
Recovery of allowance for doubtful notes receivable	391,000	459,000
Conversion from straight line rental revenue to actual	48,000	--
Net operating loss carryforward	76,942,000	72,480,000
Total Deferred Tax Assets	80,351,000	76,202,000
Valuation allowance	(80,351,000)	(76,202,000)
Deferred Tax Assets, net of valuation allowance	--	--
Non-current portion	--	--
Current portion	$--	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2014 was 34%.  The Company has established a valuation allowance against deferred tax assets of $80,351,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

As of December 31, 2011 we were organized and conducted our operations to qualify as a REIT under Sections 856 to 860 of th Code and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate owned held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

NOTE T — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On March 2, 2015 MVP Realty Advisors, LLC (“MVPRA”) entered into an agreement with NAMANCO Productions, Inc. (“Namanco”) for the services of Joseph W. Namath.  The term of the agreement is ten years consisting of a performance term of five years and a bonus term of five years.  Each year MVPRA and Namanco must agree to extend the agreement for an additional year.  For each year of the performance term, MVPRA will pay to Namanco for the services of Namath the sum of $120,000 per appearance for the first six appearances and 150,000 for each appearance thereafter.  MVPRA has agreed to a minimum of six appearances for each year in which the agreement is in effect.  Namanco is paid $60,000 per month as an advance against the minimum six appearances.  Michael Shustek is responsible for all payments due during the bonus term.

During March 2015, MVP Advisors created a 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct MVP Advisors to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage.

Directors and Executive Officers

The following table sets forth the names, ages as of March 31, 2015 and positions of the individuals who serve as our directors and executive officers as of March 31, 2015.

Name	Age	Title

Michael V. Shustek	56	President, Chief Executive Officer and Director
Tracee Gress(4)	44	Chief Financial Officer
Donovan Jacobs (1)(2)(3)	58	Director
Roland M. Sansone(1)(2)(3)	60	Director
Fredrick J. Leavitt(1)(2)(3)	44	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)      During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  As of December 31, 2014, Strategix Solutions dedicated to us a total of three employees, including our CFO.

The following table sets forth the names, ages as of March 31, 2015 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	56	President, Chief Executive Officer and Chairman
Tracee Gress	44	Chief Financial Officer
Michael J. Whiteaker	65	Vice President of Regulatory Affairs

Directors, Executive Officers and certain significant employees of Vestin Realty Mortgage II, Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates.

Michael V. Shustek has been a director of our manager, Vestin Mortgage, LLC, and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a Director and CEO of us and Vestin Realty Mortgage I, Inc. (“VRM I”) since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of Vestin Mortgage, LLC, and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage, LLC. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.  In 2012, Mr. Shustek became a Director and the CEO of MVP REIT, Inc.

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

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Ms. Gress has been with Strategix Solutions since January 2013 and, prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Fredrick J. Leavitt was a director for Vestin Group from November 2004 to December 2005.  He has been a member of our board of directors since January 2006 and, in December 2013, was re-elected as a director of VRM I.  He was a director for VRM I from January 2006 until he resigned in January 2008.  Since August of 1993 Mr. Leavitt has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review.  Additionally, Mr. Leavitt sits on various audit committees involving the utility industry.  Mr. Leavitt is a CPA and a graduate of University of Nevada Las Vegas.  The Board also determined that Mr. Leavitt meets the audit committee financial expert requirements of NASDAQ Marketplace Rule 4350(d)(2)(A).  Mr. Leavitt’s experience as an accountant provides the Board with an important perspective on financial reporting and internal controls.

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of four directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Leavitt, and his term will expire at the 2016 annual meeting of stockholders;

•	The class II director is Mr. Sansone, and their terms will expire at the 2017 annual meeting of stockholders; and

•	The class III directors are Messrs. Jacobs and Shustek, and their terms will expire at the 2015 annual meeting of stockholders.

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

Audit Committee
Fredrick J. Leavitt (Chairman)
Donovan Jacobs
Roland M. Sansone

Compensation Committee
Donovan Jacobs (Chairman)
Roland M. Sansone
Fredrick J. Leavitt

Nominating Committee
Roland M. Sansone (Chairman)
Donovan Jacobs
Fredrick J. Leavitt

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Leavitt (chair), Mr. Jacobs and Mr. Sansone, met in March 2015 in connection with the audit of our 2014 financial statements, and held a total of four meetings in fiscal 2014.  Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2014, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Leavitt and Mr. Jacobs, held no meetings.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager Vestin Mortgage and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2014 the Compensation Committee, consisting of Mr. Jacobs (chair), Mr. Leavitt and Mr. Sansone, held no meetings.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

We pay our manager a management fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2014, we paid our manager approximately $1.1 million for its management services, which represented approximately 58% of the revenues received by our manager and its affiliates in 2014.

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

The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Michael V. Shustek	$--	$—	$—	$—	$—	$	$--
Donovan Jacobs	$4,000	—	—	—	—		$4,000
Roland M. Sansone	$3,500	—	—	—	—	$	$3,500
Fredrick J. Leavitt	$4,500	—	—	—	—	$	$4,500

(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 30, 2015, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 2,578,420 shares of our common stock as of March 30, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 478,032 shares and shared voting and investment power of 18,774 shares	18.5%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 31, 2015, by:

•	Each director;
•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,578,420 shares of our total outstanding common stock as of March 30, 2015.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek(1)	8880 West Sunset Rd. Ste 200 Las Vegas, NV 89118	478,032	18.5%
Donovan Jacobs	1347 Tavern Rd. #18 PMVB201 Alpine, CA 91901	**	**
Frederick J. Leavitt	P.O. Box 91683 Henderson, NV 89009	--	--
Roland M. Sansone	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
All directors and executive officers as a group (5 persons)		478,032	18.5%

**  Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Manager of Vestin Mortgage.  Mr. Shustek is the beneficial owner of 496,806 shares of our common stock, representing approximately 18.5% of our outstanding common stock (based upon 2,578,420 shares of common stock outstanding at March 31, 2015).  Mr. Shustek, directly owns 454,857 shares of our common stock (totaling 17.6%) and indirectly owns and has economic benefit of 23,175 shares of our common stock (totaling 0.9%) through his ownership of Vestin Mortgage.  Mr. Shustek has economic benefit of and shares voting and dispositive power of 18,774 shares of our common stock (totaling 0.7%) owned by his spouse, of which 6,327 shares were acquired by her prior to their marriage.

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

Director Independence.  The Board of Directors has determined that each of the current non-employee Directors (i.e., Messrs. Leavitt, Jacobs and Sansone are “independent,” as that term is defined in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc.’s listing requirements.  In making these determinations, the Board of Directors did not rely on any exemptions to The Nasdaq Stock Market, Inc.’s requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2014 and 2013, De Joya Griffith, LLC (“De Joya Griffith”) rendered services to us as follows:

	2014	2013
Audit Fees	$120,000	$71,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith did not perform any non-audit services for us in the years ended December 31, 2014 and 2013.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 30, 2015
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 30, 2015
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ Donovan Jacobs	Director	March 30, 2015
Donovan Jacobs

/s/ Fredrick J. Leavitt	Director	March 30, 2015
Fredrick J. Leavitt

/s/ Roland M. Sansone	Director	March 30, 2015
Roland M. Sansone

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(14)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(14)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
10.10 (15)	Purchase and Sale Agreement, dated August 2013, for the acquisition of the parking facilities
10.11 (16)	Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.
10.12(17)	Membership Purchase Agreement, dated March 26, 2014, for purchase of Building C, LLC.
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (iii) Cosolidated Statements of Other Comprehensive Income for the years ended December 31, 2014 and 2013 (iv) Consolidated Statement of Equity for the years ended December 31, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements.

*	Filed concurrently herewith.
(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(13)	Incorporated herein by reference to the Current Report on Form 8-K filed on March 16, 2012 (File No. 000-51892)
(14)	Incorporated herein by reference to the Current Report on Form 8-K filed on July 13, 2012 (File No. 000-51892)
(15)	Incorporated herein by reference to the Current Report on Form 8-K filed on August 1, 2013 (File No. 000-51892)
(16)	Incorporated herein by reference to the Current Report on Form 8-K filed on December 26, 2013 (File No. 000-51892)
(17)	Incorporated herein by reference to the Current Report on Form 10-Q filed on May 14, 2013 (File No. 000-51892)