Form 10-Q
period 2015-05-06
Vestin Realty Mortgage II, Inc
filed 2015-05-12
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 2,572,705 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$6,597,000	$7,541,000
Prepaid expenses – related party	182,000	--
Investment in marketable securities - related party	469,000	461,000
Interest and other receivables	2,000	3,000
Notes receivable, net of allowance of $6,530,000 at March 31, 2015 and $6,543,000 at December 31, 2014	--	--
Investment in Delaware Statutory Trust	4,000,000	--
Real estate loans, net of allowance for loan losses of $2,450,000 at March 31, 2015 and December 31, 2014	2,550,000	5,187,000
Due from related parties	417,000	--
Assets held for sale	55,385,000	55,427,000
Other assets	190,000	296,000
Total assets	$69,792,000	$68,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$735,000	$618,000
Notes payable	--	23,000
Due to related parties	2,125,000	1,136,000
Liabilities related to assets held for sale	31,022,000	31,056,000
Total liabilities	33,882,000	32,833,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at March 31, 2015 and December 31, 2014	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,572,705 shares issued and outstanding at March 31, 2015 and 2,578,420 shares issued and outstanding at December 31, 2014.	--	--
Additional paid-in capital	267,057,000	267,081,000
Accumulated deficit	(238,336,000)	(238,165,000)
Accumulated other comprehensive income	8,000	--
Total stockholders’ equity before non-controlling interest	28,729,000	28,916,000
Non-controlling interest	7,181,000	7,166,000
Total stockholders’ equity	35,910,000	36,082,000

Total liabilities and stockholders’ equity	$69,792,000	$68,915,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31,
	2015	2014
Revenues
Interest income from investment in real estate loans	$57,000	$167,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss – related party	1,623,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	--
Acquisition fee income	752,000	--
Advisor fee	81,000	134,000
Rental revenue	--	--
Total revenues	2,526,000	301,000
Operating expenses
Management fees - related party	275,000	274,000
Wages and benefits	783,000	253,000
Acquisition expense	--	19,000
Forgiveness of debt	--	312,000
Professional fees	266,000	295,000
Consulting fees	59,000	145,000
Insurance	65,000	69,000
Commissions	331,000	--
Travel	275,000	125,000
Rent	66,000	81,000
Other	654,000	322,000
Total operating expenses	2,774,000	1,895,000
Loss from operations	(248,000)	(1,594,000)
Non-operating income
Gain related to recovery of allowance on note receivable – related party	--	849,000
Recovery from settlement with loan guarantor	--	78,000
Gain on sale of marketable securities	1,000	49,000
Total other non-operating income, net	1,000	976,000
Provision for income taxes	--	--
Loss from continuing operations	(247,000)	(618,000)
Discontinued operations, net of income taxes
Net loss on sale of real estate held for sale	--	(121,000)
Expenses related to real estate held for sale	(105,000)	(302,000)
Income from investment in equity method investee	--	15,000
Income from assets held for sale, net of income taxes	276,000	99,000
Total income (loss) from discontinued operations	171,000	(309,000)

Net loss	(76,000)	(927,000)
Allocation of income to non-controlling interest – related party	96,000	52,000
Net loss attributable to common stockholders	$(172,000)	$(979,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.10)	$(0.23)
Discontinued operations	0.07	(0.14)
Total basic and diluted loss per weighted average common share	$(0.03)	$(0.37)
Dividends declared per common share	$--	$--
Weighted average common shares outstanding	2,573,594	2,709,173

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(76,000)	$(927,000)

Unrealized holding gain (loss) on available-for-sale securities – related party	8,000	(91,000)

Comprehensive loss	(68,000)	(1,018,000)
Less: net income attributable to noncontrolling interest	96,000	52,000

Comprehensive income (loss) attributable to Vestin Realty Mortgage II, Inc.	$28,000	$(966,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(76,000)	$(927,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	(13,000)	--
Gain related to recovery from settlement with loan guarantor	--	(78,000)
Gain related to payoff of loan from related party	(1,623,000)	--
Gain on sale of marketable securities	(1,000)	(49,000)
Income (loss) on investment in equity method investee	--	(15,000)
Forgiveness of debt-related party	--	312,000
Loss on sale of real estate owned held for sale	--	121,000
Gain related to recovery of allowance for notes receivable – related party	--	(849,000)
Change in operating assets and liabilities:
Interest and other receivables	1,000	--
Assets held for sale, net of liabilities	267,000	37,000
Due to/from related parties, net	572,000	140,000
Prepaid – related party	(182,000)	--
Other assets	106,000	(1,000)
Accounts payable and accrued liabilities	120,000	142,000
Net cash provided by (used in) operating activities	$(829,000)	$(1,167,000)
Cash flows from investing activities:
Investments in real estate loans	$(47,000)	$(6,591,000)
Purchase of investments in real estate loans from third parties	(200,000)	(75,000)
Proceeds from loan payoffs	2,608,000	1,762,000
Sale of investments in real estate loans to third parties	276,000	2,090,000
Investment in Delaware Statutory Trust	(4,000,000)	--
Proceeds received from pay off of loan from related party	1,623,000	--
Proceeds from notes receivable	13,000	--
Proceeds related to real estate held for sale	--	1,411,000
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	--	(764,000)
Investment in and note receivable from MVP Realty Advisors, LLC	--	(312,000)
Investment in equity method investee	--	(3,000,000)
Proceeds from settlement with loan guarantor	--	78,000
Asset purchase – assets held for sale	(115,000)	--
Proceeds from notes receivable – related party	--	849,000
Proceeds from sale of marketable securities	--	5,723,000
Net cash provided by (used in) investing activities	$158,000	$1,171,000
Cash flows from financing activities:
Principal payments on notes payable	$(23,000)	$(23,000)
Purchase of treasury stock	(24,000)	--
Proceeds from distribution from real estate held for sale	(82,000)	--
Proceeds from note payable on assets held for sale	--	4,143,000
Payments on note payable on assets held for sale	(144,000)	--
Payment of noncontrolling interest portion of proceeds from note payable	--	(1,763,000)
Other	--	(2,000)
Net cash provided by (used in) financing activities	$(273,000)	$2,355,000
NET CHANGE IN CASH	(944,000)	2,359,000
Cash, beginning of period	7,541,000	7,663,000
Cash, end of period	$6,597,000	$10,022,000
Supplemental disclosures of cash flows information:
Interest paid	$--	$--
Non-cash investing and financing activities:
Adjustment to accrued interest and related allowance	$--	$175,000
Unrealized gain (loss) on marketable securities - related party	$8,000	$(91,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”), formerly Vestin Fund II, LLC (“Fund II”) invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as mortgage assets (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

We operated as a real estate investment trust (“REIT”) through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company’s stock are no longer subject to such restrictions.  In connection with the termination of our REIT status, we also amended our stockholders’ rights plan to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Tracee Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report filed on Form 10-K.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2015, the Company did not capitalize any such acquisition costs.

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

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT (excluding any mortgage assets) or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2015 and 2014 were approximately $69,000 and $132,000, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing’s.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fees for the three months ended March 31, 2015 and 2014 were approximately $12,000, and $2,000, respectively.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three months ended March 31, 2015.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I, a related party.  The securities are stated at fair value as determined by the closing market prices as of March 31, 2015 and December 31, 2014.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended March 31, 2015 and December 31, 2014.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock. On November 17, 2014, our Board of Directors authorized the repurchase of an additional $500,000.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of March 31, 2015, the Company operates in all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the 2014 consolidated financial statements have been reclassified to conform to the March 31, 2015 presentation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties and notes payable.  The carrying values of these instruments approximate their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note J – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2015 and December 31, 2014 we had approximately $4.5 and $5.5 million of funds in excess of the federally-insured limits, respectively.

As of March 31, 2015, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of March 31, 2015, 94% of our loans were in Nevada compared to 69% and 27% in Nevada and California, respectively, at December 31, 2014.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2015, the aggregate amount of loans to our three largest borrowers represented approximately 87% of our total investment in real estate loans.  These real estate loans consisted of commercial loans, secured by properties located in Nevada, with a first lien position.  Their interest rates are between 7% and 15%, and the aggregate outstanding balance is approximately $4.3 million.  As of March 31, 2015, our largest loan, totaling approximately $2.4 million, secured by property in Nevada, is considered a non-performing loan with an interest rate of 15%.  The second loan, totaling approximately $1.2 million and secured by property in Nevada with an interest rate of 7%, is considered performing. The third loan, totaling approximately $0.7 million and secured by property located in Nevada, is a performing loan with an interest rate of 8%.

At December 31, 2014, the aggregate amount of loans to our three largest borrowers represented approximately 74% of our total investment in real estate loans.  These real estate loans consisted of commercial and construction loans, secured by properties located in California and Nevada, with a first lien position.  Their interest rates are between 7% and 15%, and the aggregate outstanding balance is approximately $5.7 million.  As of December 31, 2014, our largest loan, totaling approximately $2.4 million and secured by property located in Nevada is considered non-performing with an interest rate of 15%.  The second loan, totaling approximately $2.1 million is secured by property in California with an interest rate of 9% and is considered performing.  The third loan, totaling approximately $1.2 million is secured by property in Nevada with an interest rate of 7% and is considered performing.

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

Common Guarantors

As of December 31, 2014, two loans totaling approximately $0.5 million, representing approximately 6.8% of our portfolio’s total value, had a common guarantor.  At December 31, 2014 these loans were considered performing. As of March 31, 2015, these loans were paid in full.

As of March 31, 2015 and December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 21.4% and 14.3%, respectively, of our portfolio’s total value, which had a common guarantor.  At March 31, 2015 and December 31, 2014 these loans were considered performing.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2015 and December 31, 2014, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of March 31, 2015 and December 31, 2014, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of March 31, 2015 and December 31, 2014). The balance on these loans was approximately $0.3 million as of March 31, 2015 and December 31, 2014.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2015 and December 31, 2014, we had no investments in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of March 31, 2015, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 7% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2015, were as follows:

Loan Type	Number of Loans	Balance*	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	8	$5,000,000	11.26%	100%	45.69%
Construction	--	--	--	--	--
Total	8	$5,000,000	11.26%	100.00%	45.69%

Investments in real estate loans as of December 31, 2014, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	11	$5,578,000	10.88%	73.04%	43.43%
Construction	1	2,059,000	9.00%	26.96%	67.63%
Total	12	$7,637,000	10.37%	100.00%	53.03%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2015 and December 31, 2014, was 11.26% and 10.37%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2015 and December 31, 2014:

Loan Type	Number of Loans	March 31, 2015 Balance*	Portfolio Percentage	Number of Loans	December 31, 2014 Balance*	Portfolio Percentage
First deeds of trust	8	$5,000,000	100%	11	$7,342,000	96.13%
Second deeds of trust	--	--	--	1	295,000	3.87%
Total	8	$5,000,000	100.00%	12	$7,637,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2015:

Non-performing and past due loans	$2,450,000
January 2015 –March 2015	--
April 2015 – June 2015	2,237,000
Thereafter	313,000
Total	$5,000,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015 Balance *	Portfolio Percentage	December 31, 2014 Balance *	Portfolio Percentage

Nevada	$4,687,000	93.74%	$5,264,000	68.93%
California	--	--	2,059,000	26.96%
Ohio	313,000	6.26%	314,000	4.11%
Total	$5,000,000	100.00%	$7,637,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	March 31, 2015	December 31, 2014
Balance per loan portfolio	$5,000,000	$7,637,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$2,550,000	$5,187,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2015 and December 31, 2014, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At March 31, 2015, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2015	Allowance for Loan Losses	Net Balance at March 31, 2015
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

At December 31, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2014	Allowance for Loan Losses	Net Balance at December 31, 2014
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2015, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	2,550,000	--	2,550,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	2,550,000	--	2,550,000
Total	$5,000,000	$(2,450,000)	$2,550,000

	As of December 31, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	5,187,000	--	5,187,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	5,187,000	--	5,187,000
Total	$7,637,000	$(2,450,000)	$5,187,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2015 and December 31, 2014, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the ended March 31, 2015 and December 31, 2014 by loan type.  We will continue to evaluate our position in these loans.
Loan Type	Balance at 12/31/2014	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 03/31/15
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/14
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Extensions

As of March 31, 2015 and December 31, 2014, our manager had granted extensions on one and five outstanding loans respectively totaling approximately $4.8 million and $13.6 million, respectively, of which our portion was approximately $1.2 million and $5.1 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of March 31, 2015 and December 31, 2014, one and five of the loans, respectively, that have been granted extensions are performing.

NOTE E —INVESTMENT IN DELAWARE STATUTORY TRUST

During the three months ended March 31, 2015, we invested $4.0 million in a Delaware Statutory Trust (“DST”). The DST holds commercial property located in Illinois which is subject to a mandatory repurchase agreement and which is accounted for in a manner similar to a loan.  The DST holds no other assets.  We consider the real property owned by the DST to be in effect the collateral on this loan.  Additionally, the DST is guaranteed by a third party who has a selling agreement with MVP REIT.  Certain members of the Broker Dealer’s management also guaranteed this loan.

NOTE F —ASSETS HELD FOR SALE

During April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building’s results as discontinued operations.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2015.

The following is summary of net assets held for sale through March 31, 2015:

March 31, 2015
Assets:
Current assets	$961,000
Property and equipment	54,424,000
Total assets	$55,385,000

Liabilities:
Accounts payable and accrued liabilities	$194,000
Notes payable	30,828,000
Total liabilities	31,022,000

Net assets held for sale	$24,363,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2015:

For The Three Months Ended March 31, 2015

Revenue	$1,175,000
Expenses	(899,000)

Net Income	$276,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of March 31, 2015, we owned 134,545 shares of VRM I’s common stock, representing approximately 9.7% of the total outstanding shares. The closing price of VRM I’s common stock on March 31, 2015, was $3.49 per share.

During the three months ended March 31, 2015, the trading price for VRM I’s common stock ranged from $2.72 to $4.44 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

NOTE H — REAL ESTATE OWNED HELD FOR SALE

At March 31, 2015, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees paid to our manager for the three months ended March 31, 2015 and 2014 were approximately $275,000 and $274,000, respectively, during each period.

As of March 31, 2015 and December 31, 2014, our manager owned 23,175 of our common shares, representing approximately 0.2% of our total outstanding common stock at the respective dates.

As of March 31, 2015 and December 31, 2014, we had receivables from our manager of approximately $20,000 related to consulting and accounting fees.

Transactions with Other Related Parties

During the three months ended March 31, 2015, the trading price for VRM I’s common stock ranged from $2.72 to $4.44 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million. For the three months ended March 31, 2015 and 2014, we recognized no dividend income from VRM I.

As of March 31, 2015 and December 31, 2014, VRM I owned 134,270 of our common shares, representing approximately 5.2% of our total outstanding common stock for both periods.

As of March 31, 2015, we had a receivable from VRM I of approximately $26,000.  As of December 31, 2014 we had a receivable from VRM I of approximately $30,000, primarily related to asset transfer and legal fees.

As of March 31, 2015 and December 31, 2014, we had a receivable from Fund III of approximately $4,000.

As of March 31, 2015 and December 31, 2014 we had a receivable from Vestin Mortgage of approximately $0.3 million and $0.1 million, respectively, related to payroll expenses paid by MVP Advisors.

As of March 31, 2015 and December 31, 2014, MVP Advisors owed VRM I approximately $2.1 million and $1.4 million, respectively.

As of March 31, 2015 and December 31, 2014, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

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

On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan however they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the three months ended March 31, 2015, this loan was paid and we received approximately $1.6 million.

Accounting services

During the periods ended March 31, 2015 and March 31, 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $17,000 and $12,000, respectively, for accounting services.

During the periods ended March 31, 2015 and March 31, 2014, Strategix, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $47,000 and $34,000, respectively, for accounting services.

NOTE J — FAIR VALUE

As of March 31, 2015 and December 31, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2015 and December 31, 2014, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/15	Carrying Value on Balance Sheet at 03/31/15
Assets
Investment in marketable securities - related party	$469,000	$--	$--	$469,000	$469,000
Investment in real estate loans	$--	$--	$2,531,000	$2,531,000	$2,550,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in marketable securities - related party	$461,000	$--	$--	$461,000	$461,000
Investment in real estate loans	$--	$--	$5,167,000	$5,167,000	$5,187,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to March 31, 2015:

Investment in real estate loans
Balance on January 1, 2015	$5,167,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	47,000
Purchase from third parties	200,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(2,608,000)
Sale of assets to third parties	(276,000)
Temporary change in estimated fair value based on future cash flows	1,000

Balance on March 31, 2015, net of temporary valuation adjustment	$2,531,000

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

NOTE K — EMPLOYEE BENEFIT PLAN

MVP Advisors maintains a 401(k) Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations. The Company provides for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately. Total expense recorded for the matching 401(k) contribution in the three months ended March 31, 2015 was approximately $3,600.

NOTE L — SEGMENT INFORMATION

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

Assets related to investments in real property are currently listed as held for sale. Revenue, net of expenses for this segment are reported in discontinued operations.

The following are certain financial data for the Company’s operating segments for the periods:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Revenues
Investment in real estate loans	$1,693,000	$167,000
Investment in real property	--	--
Investment in real estate management	833,000	134,000
Total revenues as reported	2,526,000	301,000

Operating expenses
Investment in real estate loans	$275,000	$274,000
Investment in real property	--	--
Investment in real estate management	783,000	565,000
Corporate activities	1,716,000	1,056,000
Total Operating expenses as reported	2,774,000	1,895,000

Total Assets	March 31, 2015	December 31, 2014
Investment in real estate loans	$6,552,000	$5,190,000
Investment in real property	55,385,000	55,427,000
Corporate assets	7,855,000	8,298,000
Total assets	$69,792,000	$68,915,000

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

NOTE P — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

As of the date of this filing, we invested additional funds in the existing DST of approximately $1.8 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2014.

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

As of March 31, 2015, we have acquired, along with affiliated entities, six properties of which our share of the purchase price totaled $15.4 million, including closing costs.  During the three months ended March 31, 2015, we funded one loan totaling approximately $47,000.  During the three months ended March 31, 2014, we funded two loans totaling approximately $5.4 million.  As of March 31, 2015, our loan-to-value ratio was 45.69%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities and our interest in a storage facility, in each case, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility. We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note F – Assets held for sale” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

During March 2014, we acquired a 42% interest in Building C, LLC whose sole asset is an office property located in Las Vegas, NV from MVP REIT.  During July 2014, we and VRM I entered into an agreement to acquire the remaining 58% interest in Building C, LLC and 100% interest in Building A, LLC whose sole asset is an office building also located in Las Vegas, NV from MVP REIT. The cash consideration, net of assumed debt of approximately $16.9 million, totals approximately $10.3 million, of which our portion is approximately $3.7 million.  On July 31, 2014, we and VRM I completed the acquisition of the remaining 58% interest in Building C, LLC. The acquisition of the interests in Building A, LLC was completed on August 29, 2014. The purchase price for both buildings is equal to the amount paid by MVP to acquire the buildings as all of the buildings were acquired by MVP within the past twelve (12) months. No commissions were paid in connection with the purchase. These properties have been reported as discontinued operations in the accompanying statements of operations.  See “Note F – Assets held for sale” to the financial statements included in this Quarterly Report for more information regarding the property exchanges.

As of March 31, 2015, we have made loans of approximately $9.2 million to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  Our ownership of MVP Advisors increased from 40% to 60% during December 2014. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

Our financial results, including the sources of our revenues and expenses, for the three months ended March 31, 2015 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in real estate and investments in a real estate management company.  For example, we had no rental income in 2013, but in 2014, it accounted for more than 50% of our total revenues as we redeploy assets from loans to investments in real estate.  Similarly, our interest expense increased significantly from $5,000 in 2013 to approximately $850,000 in 2014, as mortgage loan payments became due following our increase in real estate investments. We had approximately $134,000 in revenues from investment in real estate management for the three months ended March 31, 2014. Such revenues increased to $833,000 for the three months ended March 31, 2015.  So long as such real estate and real estate management company investments remain part of our investment portfolio, we would expect that, in the near term, rental income and revendues from investmentin real estate management will continue to be a significant source of revenue and interest expense will make up a greater portion of our total expenses.  While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments. For example, during April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building's results as discontinued operations.  Our advisor fee income related to our investment in MVP Advisors may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors in its management of MVP REIT.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended March 31, 2015 and the three months ended March 31, 2014

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$57,000	$167,000	$(110,000)	(66%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,623,000	--	1,623,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	--	13,000	100%
Acquisition fee income	752,000	--	752,000	100%
Advisor fee	81,000	134,000	(53,000)	39%
Total	$2,526,000	$301,000	$2,225,000	739%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  There was a net decrease in interest income due to reduction in loan portfolio in 2014 which continued into 2015.  Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services.  During the three months ended March 31, 2015, MVP REIT purchased three properties which resulted in Acquisition fee income of approximately $0.8 million.  On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan however they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014 During the three months ended March 31, 2015 this loan was paid and we received approximately $1.6 million.

For additional information see Note D – Investments in Real Estate Loans and Note F – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2015	2014	$ Change	% Change
Management fees – related party	$275,000	$274,000	$1,000	0%
Wages and benefits	783,000	253,000	530,000	209%
Acquisition expense	--	19,000	(19,000)	(100%)
Forgiveness of debt – related party	--	312,000	(312,000)	(100)%
Professional fees	266,000	295,000	(29,000)	(10%)
Consulting	59,000	145,000	(86,000)	(59%)
Insurance	65,000	69,000	(4,000)	(6%)
Commissions	331,000	--	331,000	100%
Travel	275,000	125,000	150,000	120%
Rent	66,000	81,000	(15,000)	(19%)
Other	654,000	322,000	332,000	103%
Total	$2,774,000	1,895,000	879,000	48%

Wages and benefits were higher during the three months ended March 31, 2015 due to increase in staff compared to the three months ended March 31, 2014.  During the three months ended March 31, 2015, MVP RA paid 5.25% commission, approximately $0.3 million, to third party brokers for all MVP REIT common shares sold.  During the three months ended March 31, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.3 million. Additionally, other expense increase primarily due to an increase of approximately $0.3 million in conference expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Non-operating income (loss):	2015	2014	$ Change	% Change
Gain related to recovery of allowance on note payable – related party	--	849,000	(849,000)	(100%)
Recovery from settlement with loan guarantor	--	78,000	(78,000)	(100%)
Loss on marketable securities	1,000	49,000	(48,000)	(98%)
Total	$1,000	$976,000	$(975,000)	(100%)

During the three months ended March 31, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $0.8 million   No similar transactions occurred in the three months ended March 31, 2015.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  The sale of marketable securities occurred during the three months ended March 31, 2014, resulting in a gain of approximately $49,000. Minimal to no transactions of this nature occurred during the three months ended March 31, 2015.

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate held for sale	$--	$(121,000)	$121,000	(100%)
Expenses related to real estate held for sale	(105,000)	(302,000)	197,000	(65%)
Income from investment in equity method investee held for sale	--	15,000	(15,000)	(100%)
Income from assets held for sale, net of income taxes	276,000	99,000	177,000	179%
Total	$171,000	$(309,000)	$480,000	(155%)

During 2014, we recorded net loss of $0.1 million on the sale of Baltimore.  Income from assets held for sale during the three months ended March 31, 2015 are related to the six office buildings currently held for sale.  During the three months ended March 31, 2014, income from assets held for sale is related to five parking facilities that were sold in April 2014.

For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Annual Report on Form 10-Q.

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

During the three months ended March 31, 2015, net cash flows used in operating activities were approximately $0.8 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $4.0 million, investments in new real estate loans of approximately $47,000, purchase of assets for assets held for sale of approximately $0.1 million and purchases of real estate loans from third parties of approximately $0.2 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $2.9 million and investments in MVP Realty Advisors of approximately $1.1 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $24,000, cash for payments on notes payable of approximately $23,000 cash for payments on notes payable on assets held for sale of approximately $0.1 million and proceeds from distribution from real estate held for sale of approximately $82,000.

At March 31, 2015, we had approximately $6.6 million in cash, $0.5 million in marketable securities – related party, and approximately $70 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

As of March 31, 2015, we had notes receivable from MVP Advisor of approximately $9.2 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 12, 2015, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 7% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 8 real estate loans, as of March 31, 2015, with a balance of approximately $5 million as compared to investments in 12 real estate loans as of December 31, 2014, with a balance of approximately $7.6 million.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1  Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note I – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part II, Item 1  Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2015, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$97,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$485,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$970,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(97,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(485,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(970,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2015, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$50,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$250,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$500,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(50,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(250,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(500,000)

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2015, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	--	$--	--	$395,615
February 1, 2015 – February 28, 2015	--	--	--	395,615
March 1, 2015 – March 31, 2015	--	--	--	395,615
Total	--	$--	--	$395,615

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (3)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (4)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(6)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(6)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2015 and 2014 (iv) Consolidated Statement of Equity for the three months ended March 31, 2015 and 2014 and 2013 (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and, 2014 (vi) Notes to the Consolidated Financial Statements.

*	Filed concurrently herewith.
(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(4)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(6)	Incorporated herein by reference to the Current Report on Form 8-K filed on July 13, 2012 (File No. 000-51892)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 12, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 12, 2015