Form 10-Q
period 2015-08-12
Vestin Realty Mortgage II, Inc
filed 2015-08-14
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  [   ]    No   [X]

As of August 14, 2015, there were 2,498,026 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$7,874,000	$7,541,000
Accounts receivable – related party	221,000	--
Prepaid expenses – related party	392,000	--
Investment in marketable securities - related party	551,000	461,000
Interest and other receivables	149,000	3,000
Investment in MVP REIT II	200,000	--
Notes receivable, net of allowance of $8,117,000 at June 30, 2015 and $6,543,000 at December 31, 2014	--	--
Investment in Delaware Statutory Trust	2,800,000	--
Real estate loans, net of allowance for loan losses of $2,450,000 at June 30, 2015 and December 31, 2014	352,000	5,187,000
Due from related parties	403,000	--
Assets held for sale	55,331,000	55,427,000
Other assets	--	296,000
Total assets	$68,273,000	$68,915,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$748,000	$618,000
Notes payable	146,000	23,000
Due to related parties	3,285,000	1,136,000
Liabilities related to assets held for sale	30,787,000	31,056,000
Total liabilities	34,966,000	32,833,000
Commitments and contingencies
Equity
Vestin Realty Mortgage II, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	--	--
Treasury stock, at cost, 0 shares at June 30, 2015 and December 31, 2014	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,498,026 and 2,578,420 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	--	--
Additional paid-in capital	266,719,000	267,081,000
Accumulated deficit	(239,171,000)	(238,165,000)
Accumulated other comprehensive income	90,000	--
Total Vestin Realty Mortgage II, Inc. stockholders’ equity:	27,638,000	28,916,000
Non-controlling interest	5,669,000	7,166,000
Total equity	33,307,000	36,082,000
Total liabilities and equity	$68,273,000	$68,915,000

VESTIN REALTY MORTGAGE II, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Interest income from investment in real estate loans	$466,000	$152,000	$523,000	$319,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	1,623,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	100,000	26,000	100,000
Acquisition fee income	550,000	--	1,302,000	--
Advisor fee income	127,000	115,000	208,000	249,000
Total revenues	1,156,000	367,000	3,682,000	668,000
Operating expenses
Management fees - related party	273,000	275,000	548,000	549,000
MVP REIT II organization and offering costs	579,000	--	579,000	--
Wages and benefits	931,000	454,000	1,714,000	707,000
Interest expense	1,000	2,000	1,000	2,000
Acquisition expense	1,000	4,000	1,000	23,000
Forgiveness of debt – related party	--	221,000	--	533,000
Professional fees	284,000	364,000	550,000	659,000
Seminars	420,000	48,000	696,000	120,000
Consulting	81,000	102,000	140,000	247,000
Insurance	65,000	67,000	130,000	136,000
Commissions	684,000	77,000	1,329,000	129,000
Travel	317,000	173,000	592,000	298,000
Other	230,000	198,000	294,000	477,000
Total operating expenses	3,866,000	1,985,000	6,419,000	3,880,000
Loss from operations	(2,710,000)	(1,618,000)	(2,892,000)	(3,212,000)
Non-operating income
Gain related to recovery of allowance on –note receivable - related party	--	--	--	849,000
Recovery from settlement with loan guarantor	--	--	--	78,000
Gain on sale of marketable securities	--	16,000	1,000	65,000
Total non-operating income, net	--	16,000	1,000	992,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(2,710,000)	(1,602,000)	(2,891,000)	(2,220,000)
Discontinued operations, net of income taxes
Net gain on sale of real estate held for sale	--	991,000	--	870,000
Expenses related to real estate held for sale	(90,000)	(61,000)	(195,000)	(363,000)
Income from investment in equity method investee	--	50,000	--	65,000
Income from assets held for sale, net of income taxes	453,000	71,000	663,000	170,000
Total income from discontinued operations	363,000	1,051,000	468,000	742,000
Net loss	(2,347,000)	(551,000)	(2,423,000)	(1,478,000)
Net income (loss) attributable to non-controlling interest – related party	(687,000)	17,000	(1,416,000)	52,000
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(1,660,000)	$(568,000)	$(1,007,000)	$(1,530,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	(1.07)	(0.60)	(1.13)	(0.82)
Discontinued operations	0.41	0.39	0.73	0.25
Total basic and diluted loss per weighted
average common share	$(0.66)	$(0.21)	$(0.40)	$(0.57)
Dividends declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding	2,545,869	2,709,174	2,559,655	2,709,174

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(2,347,000)	$(551,000)	$(2,423,000)	$(1,478,000)

Unrealized holding income (loss) on available-for-sale securities – related party	82,000	(147,000)	90,000	(238,000)

Comprehensive loss	(2,265,000)	(698,000)	(2,333,000)	(1,716,000)

Net income (loss) attributable to noncontrolling interest	(687,000)	17,000	(1,416,000)	52,000

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(1,578,000)	$(715,000)	$(917,000)	$(1,768,000)

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,423,000)	$(1,478,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of allowance for doubtful notes receivable	(26,000)	--
Gain on sale of marketable securities	(1,000)	(65,000)
Income on investment in equity method investee – held for sale	--	(65,000)
Forgiveness of debt-related party	--	533,000
Gain on sale of real estate owned held for sale	--	(870,000)
Gain related to recovery of settlement with loan guarantor	--	(78,000)
Gain related to recovery of allowance for notes receivable – related party	--	(849,000)
Gain related to recovery of allowance on note receivable	--	(100,000)
Gain related to recovery of allowance on loan loss	(1,623,000)	--
Change in operating assets and liabilities:
Interest and other receivables	(146,000)	4,000
Accounts receivable	(221,000)	--
Assets held for sale, net of liabilities	86,000	156,000
Due to/from related parties, net	1,746,000	151,000
Prepaid expenses – related party	(392,000)	--
Other assets	296,000	98,000
Accounts payable and accrued liabilities	134,000	(52,000)
Net cash used in operating activities	$(2,570,000)	$(2,615,000)
Cash flows from investing activities:
Investments in real estate loans	$(3,228,000)	$(12,797,000)
Purchase of investments in real estate loans from third parties	(200,000)	(250,000)
Proceeds from loan payoffs	5,946,000	4,764,000
Sale of investments in real estate loans to third parties	2,317,000	5,353,000
Investment in Delaware Statutory Trust	(2,800,000)	--
Proceeds from notes receivable	26,000	100,000
Proceeds from notes receivable – related party	--	849,000
Proceeds from recovery of loan loss	1,623,000	--
Proceeds related to real estate held for sale	--	2,552,000
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	--	(764,000)
Payments on assets transferred, net – held for sale	--	(901,000)
Payments on purchase of assets held for sale	--	(22,000)
Purchase of marketable securities	--	(846,000)
Investment in MVP REIT II	(200,000)	--
Investment in and note receivable from MVP Realty Advisors, LLC	--	(533,000)
Investment in equity method investee held for sale	--	(3,000,000)
Proceeds from settlement with loan guarantor	--	78,000
Asset purchase – assets held for sale	(115,000)	--
Proceeds from sale of marketable securities	--	6,919,000
Net cash provided by investing activities	$3,369,000	$1,502,000

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

Cash flows from financing activities:
Principal payments on notes payable	$(43,000)	$--
Principal payments on notes payable held for sale	--	(7,814,000)
Purchase of treasury stock	(362,000)	(109,000)
Distribution to noncontrolling interest entity held for sale	(82,000)	--
Proceeds from distribution from real estate held for sale	--	2,000
Proceeds from note payable	166,000	7,750,000
Proceeds from note payable on assets held for sale	--	4,143,000
Payments on note payable on assets held for sale	(144,000)	--
Payment of noncontrolling interest portion of proceeds from note payable held for sale	--	(1,763,000)
Other	--	(2,000)
Net cash (used in) provided by financing activities	$(465,000)	$2,207,000
NET CHANGE IN CASH	333,000	1,094,000
Cash, beginning of period	7,541,000	7,663,000
Cash, end of period	$7,874,000	$8,757,000
Supplemental disclosures of cash flows information:
Interest paid	$1,000	$2,000
Non-cash investing and financing activities:
Financial instruments sold, but not yet purchased	$--	$664,000
Adjustment to notes receivable and related allowance	$1,600,000	$--
Adjustment to accrued interest and related allowance	$--	$175,000
Unrealized gain (loss) on marketable securities - related party	$90,000	$(238,000)

VESTIN REALTY MORTGAGE II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
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

In April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Advisors, the manager of MVP REIT, Inc. (“MVP REIT”). At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisors. In recognition of MVP Capital’s substantial investment in MVP Advisors for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP Advisors or for any expenses advanced on MVP Advisors’ behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisors. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.

During May 2015 our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which is being formed as a publicly registered non traded REIT (“MVP REIT II”). MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2014 contained herein has been derived from the audited consolidated financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2015, the Company did not capitalize any such acquisition costs.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the six months ended June 30, 2015 and 2014.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I, a related party.  The securities are stated at fair value as determined by the closing market prices as of June 30, 2015 and December 31, 2014.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended June 30, 2015 and December 31, 2014.

Common Stock Dividends

During June 2008, our Board of Directors decided to suspend the payment of dividends.  Our Board of Directors will closely monitor our operating results in order to determine when dividends should be reinstated; however, we do not expect our Board of Directors to reinstate dividends in the foreseeable future.

Treasury Stock

On March 21, 2007, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock. On November 17, 2014, our Board of Directors authorized the repurchase of an additional $500,000 in common stock.  Depending upon market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions.  We are not obligated to purchase any shares.  Subject to applicable securities laws, including SEC rule 10b-18, repurchases may be made at such times and in such amounts, as our management deems appropriate.  The share repurchase program may be discontinued or terminated at any time and we have not established a date for completion of the share repurchase program.  The repurchases will be funded from our available cash.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of June 30, 2015, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the 2014 consolidated financial statements have been reclassified to conform to the June 30, 2015 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC;  SE Properties, LLC; ExecuSuites, LLC; MVP Advisors; and MVP Capital Partners II, LLC, as well as the results of operations of the Company’s assets that have been sold during 2014.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2015 and December 31, 2014 we had approximately $5.2 and $5.5 million of funds, respectively, in excess of the federally-insured limits.

As of June 30, 2015, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of June 30, 2015, 89% of our loans were in Nevada compared to 69% and 27% in Nevada and California, respectively, at December 31, 2014.  As a result of this geographical concentration of our real estate loans, the continuation of depressed conditions in certain of the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2015 and December 31, 2014, the loan to our largest borrower represented approximately 87% and 32%, respectively, of our total investment in real estate loans.  This real estate loan is a commercial loan secured by property located in Nevada, with a first lien position.  The interest rate is 15%, the outstanding balance is approximately $2.5 million and the loan is considered a non-performing loan.

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

Common Guarantors

As of December 31, 2014, two loans totaling approximately $0.5 million, representing approximately 6.8% of our portfolio’s total value, had a common guarantor.  At December 31, 2014 these loans were considered performing. As of June 30, 2015, these loans were paid in full.

As of December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 14.3% of our portfolio’s total value, which had a common guarantor.  At December 31, 2014 these loans were considered performing. As of June 30, 2015, these loans were paid in full.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2015 and December 31, 2014, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of June 30, 2015 and December 31, 2014, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of June 30, 2015 and December 31, 2014). The balance on these loans was approximately $0.3 million as of June 30, 2015 and December 31, 2014.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2015 and December 31, 2014, we had no investments in real estate loans that had interest reserves, respectively.

Loan Portfolio

As of June 30, 2015, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	6	$2,802,000	14.23%	100%	14.34%
Construction	--	--	--	--	--
Total	6	$2,802,000	14.23%	100.00%	14.34%

Investments in real estate loans as of December 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	11	$5,579,000	10.88%	73.04%	43.43%
Construction	1	2,058,000	9.00%	26.96%	67.63%
Total	12	$7,637,000	10.37%	100.00%	53.03%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2015 and December 31, 2014, was 14.23% and 10.37%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2015 and December 31, 2014:

Loan Type	Number of Loans	June 30, 2015 Balance*	Portfolio Percentage	Number of Loans	December 31, 2014 Balance*	Portfolio Percentage

First deeds of trust	6	$2,802,000	100%	11	$7,342,000	96.14%
Second deeds of trust	--	--	--	1	295,000	3.86%
Total	6	$2,802,000	100%	12	$7,637,000	100%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2015:

Non-performing and past due loans	$2,450,000
January 2015 –March 2015	--
April 2015 – June 2015	--
July 2015 – September 2015	--
October 2015 – December 2015	22,000
Thereafter	330,000
Total	$2,802,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015 Balance *	Portfolio Percentage	December 31, 2014 Balance *	Portfolio Percentage

Nevada	$2,490,000	88.87%	$5,264,000	68.93%
California	--	--	2,059,000	26.96%
Ohio	312,000	11.13%	314,000	4.11%
Total	$2,802,000	100.00%	$7,637,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2015	December 31, 2014
Balance per loan portfolio	$2,802,000	$7,637,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$352,000	$5,187,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2015 and December 31, 2014, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At June 30, 2015 and December 31, 2014, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance	Allowance for Loan Losses	Net Balance
Commercial	1	$2,450,000	$(2,450,000)	$--
Total	1	$2,450,000	$(2,450,000)	$--

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2015, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	352,000	--	352,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	352,000	--	352,000
Total	$2,802,000	(2,450,000)	352,000

	As of December 31, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	5,187,000	--	5,187,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	5,187,000	--	5,187,000

Total	$7,637,000	$(2,450,000)	$5,187,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2015 and December 31, 2014, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the periods ended June 30, 2015 and December 31, 2014 by loan type.  We will continue to evaluate our position in these loans.
Loan Type	Balance at 12/31/2014	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 06/30/15
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/14
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Extensions

As of June 30, 2015 and December 31, 2014, our manager had granted extensions on two and five outstanding loans, respectively, totaling approximately $4.5 million and $13.6 million, respectively, of which our portion was approximately $40,000 and $5.1 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of June 30, 2015 and December 31, 2014, two and five of the loans, respectively, that have been granted extensions are performing.

NOTE E —INVESTMENT IN DELAWARE STATUTORY TRUST

As of June 30, 2015, we have an investment in a Delaware Statutory Trust (“DST”) for $2.8 million which has a mandatory repurchase agreement which, for accounting purposes, is accounted for in a manner similar to a loan.  The DST holds commercial property located in Illinois, which we consider to be the collateral on this loan.  Additionally, the DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT.  Certain members of the Broker Dealer’s management also guaranteed this loan.

NOTE F —ASSETS HELD FOR SALE

During April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building’s operating results of operations as discontinued operations.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2015.

The following is summary of net assets held for sale through June 30, 2015:

June 30, 2015
Assets:
Current assets	$898,000
Property and equipment	54,433,000
Total assets	$55,331,000
Liabilities:
Accounts payable and accrued liabilities	$102,000
Notes payable	30,685,000
Total liabilities	30,787,000
Net assets held for sale	$24,544,000

The following is a summary of the results of operations related to the assets held for sale for the six months ended June 30, 2015:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$1,124,000	$403,000	$2,299,000	$403,000
Expenses	(737,000)	(304,000)	(1,636,000)	(304,000)
Net Income	$387,000	$99,000	$663,000	$99,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in VRM I’s consolidated financial statements and its accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of June 30, 2015, we owned 134,545 shares of VRM I’s common stock, representing approximately 100% of the total outstanding shares. The closing price of VRM I’s common stock on June 30, 2015, was $4.10 per share.

During the six months ended June 30, 2015, the trading price for VRM I’s common stock ranged from $3.39 to $5.87 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million.

NOTE H — REAL ESTATE OWNED HELD FOR SALE

At June 30, 2015, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees earned to our manager for the three months ended June 30, 2015 and 2014 were approximately $273,000 and $249,000, respectively, during each period.  The amount of management fees earned to our manager for the six months ended June 30, 2015 and 2014 were approximately $548,000 and $549,000, respectively, during each period.

As of June 30, 2015 and December 31, 2014, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of June 30, 2015 and December 31, 2014, we had receivables from our manager of approximately $20,000 related to consulting and accounting fees.

Transactions with Other Related Parties

During the six months ended June 30, 2015, the trading price for VRM I’s common stock ranged from $3.39 to $5.87 per share.  At December 31, 2014, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2014, totaling approximately $0.5 million and recognizing an impairment of approximately $0.1 million. For the three and six months ended June 30, 2015 and 2014, we recognized no dividend income from VRM I.

As of June 30, 2015 and December 31, 2014, VRM I owned 134,270 of our common shares, representing approximately 5.2% of our total outstanding common stock for both periods.

As of June 30, 2015, we had a receivable from VRM I of approximately $14,000.  As of December 31, 2014 we had a receivable from VRM I of approximately $30,000, primarily related to asset transfer and legal fees.

As of June 30, 2015 and December 31, 2014, we had a receivable from Fund III of approximately $3,000.

As of June 30, 2015 and December 31, 2014 we had a receivable from Vestin Mortgage of approximately $0.3 million and $0.1 million, respectively, related to payroll expenses paid by MVP Advisors.

As of June 30, 2015 and December 31, 2014, MVP Advisors owed VRM I approximately $3.0 million and $1.4 million, respectively.

As of June 30, 2015 and December 31, 2014, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of the such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended June 30, 2015 and 2014 were approximately $109,000 and $104,000, respectively.  Asset management fees for the six months ended June 30, 2015 and 2014 were approximately $178,000 and $236,000, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing’s.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fees for the three months ended June 30, 2015 and 2014 were approximately $18,000, and $10,000, respectively.  Debt financing fees for the six months ended June 30, 2015 and 2014 were approximately $30,000, and $12,000, respectively.

As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As of June 30, 2015 we have made loans of approximately $480,000 to MVP CP II.

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

On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11% per annum. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the six months ended June 30, 2015, this loan was paid and we received approximately $1.6 million.

Accounting services

During the three months ended June 30, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $18,000 and $17,000, respectively, for accounting services.  During the six months ended June 30, 2015 and 2014, Accounting Solutions received fees of approximately $35,000 and $29,000, respectively, for accounting services.

During the three months ended June 30, 2015 and 2014, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $57,000 and $22,000, respectively, for accounting services.  During the six months ended June 30, 2015 and 2014, Strategix Solutions received fees of approximately $104,000 and $56,000, respectively, for accounting services.

NOTE J — FAIR VALUE

As of June 30, 2015 and December 31, 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2015 and December 31, 2014, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/15	Carrying Value on Balance Sheet at 06/30/15
Assets
Investment in marketable securities - related party	$551,000	$--	$--	$551,000	$551,000
Investment in real estate loans	$--	$--	$336,000	$336,000	$352,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in marketable securities - related party	$461,000	$--	$--	$461,000	$461,000
Investment in real estate loans	$--	$--	$5,167,000	$5,167,000	$5,187,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to June 30, 2015:

Investment in real estate loans

Balance on January 1, 2015	$5,167,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	3,228,000
Purchase from third parties	200,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(5,946,000)
Sale of assets to third parties	(2,317,000)
Temporary change in estimated fair value based on future cash flows	4,000
Balance on June 30, 2015, net of temporary valuation adjustment	$336,000

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

Total expense recorded for the matching 401(k) contribution in the three and six months ended June 30, 2015 was approximately $11,000 and $15,000, respectively.

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

The following are certain financial data for the Company’s operating segments for the periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Investment in real estate loans	$479,000	$252,000	$2,172,000	$419,000
Investment in real estate management	677,000	115,000	1,510,000	249,000
Total revenues	1,156,000	367,000	3,682,000	668,000
Operating expenses
Investment in real estate loans	$273,000	$275,000	$548,000	$549,000
Investment in real property	2,000	25,000	2,000	25,000
Investment in real estate management	931,000	675,000	1,714,000	1,240,000
Corporate activities	2,660,000	1,010,000	4,310,000	2,066,000
Total expenses	3,866,000	1,985,000	6,574,000	3,880,000

Total Assets	June 30, 2015	December 31, 2014
Investment in real estate loans	$3,301,000	$5,190,000
Investment in real property	55,331,000	55,427,000
Corporate assets	9,641,000	8,298,000
Total assets	$68,273,000	$68,915,000

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

NOTE N — LEGAL MATTERS INVOLVING THE MANAGER

On February 7, 2012, we, VRM II and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $0.1 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. On July 17, 2013 the Hotel was sold to a third party for the sum of $49,300,000.  The net proceeds of the sale and the cash on hand as of the date of the sale were used to pay all 1701 Commerce creditors 100% of their claim plus interest, with the balance distributed to us and our two partners, VRM II and Fund III. On February 4, 2015, the court entered its final decree closing the case.

We hold an interest of approximately 8%, VRM II holds an interest of approximately 90% and Fund III holds an interest of approximately 2% in 1701 Commerce.

For additional information, see Note O – Legal Matters Involving the Company

Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.  However, the ultimate outcome can not be determined at this time.

NOTE O — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million. Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the “Hotel”).  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. On July 17, 2013 the Hotel was sold to a third party for the sum of $49.3 million.  The net proceeds of the sale and the cash on hand as of the date of the sale were used to pay all 1701 Commerce creditors 100% of their claim plus interest, with the balance distributed to us and our two partners, VRM I and Fund III. On February 4, 2015, the court entered its final decree closing the case.

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

In July, 2015, we along with VRMI invested in a new Delaware Statutory Trust (“DST”) for $4.0 million of which our share is $2,400,000.  There is a mandatory repurchase pursuant to a repurchase agreement executed in July, 2015 and amended in August, 2015, which for accounting purposes is accounted for in a manner similar to a loan.  The repurchase agreement, as amended, requires the repurchase of the shares on or before July 25, 2016 at a price equal to the purchase price plus 12% per annum.  In addition, the repurchase agreement, as amended, requires the payment of certain costs and expenses on or before October 1, 2015. The DST holds commercial property located in Illinois which we consider to be the collateral on this loan.  Additionally, the DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT.  Certain members of the Broker Dealer’s management also guaranteed this loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our annual report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2014.

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

As of June 30, 2015, we have acquired, along with affiliated entities, six properties of which our share of the purchase price totaled $15.4 million, including closing costs.  During the six months ended June 30, 2015, we funded three loans totaling approximately $0.2 million.  During the six months ended June 30, 2014, we funded eight loans totaling approximately $12.8 million.  As of June 30, 2015, our loan-to-value ratio was 14.34%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP Advisors to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $2.8 million.  As of June 30, 2015, we had notes receivable from MVP Advisor of approximately $10.5 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May, 2015 our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2015 we have made loans of approximately $480,000 to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, no such fees will be generated unless and until MVP REIT II has raised sufficient proceeds to commence operations, and even then, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $480,000 loan to MVP CP II.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities and our interest in a storage facility, in each case, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility. We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note F – Assets held for sale” to the Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Quarterly Report on Form 10-Q.

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

As of June 30, 2015, we have made loans of approximately $10.5 million to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  Our ownership of MVP Advisors increased from 40% to 60% during December 2014. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT is currently seeking to raise funds through its publicly registered offering and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.

Our financial results, including the sources of our revenues and expenses, for the six months ended June 30, 2015 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in real estate and investments in a real estate management company.  For example, we had no rental income in 2013, but in 2014, it accounted for more than 50% of our total revenues as we redeploy assets from loans to investments in real estate.  Similarly, our interest expense increased significantly from $5,000 in 2013 to approximately $850,000 in 2014, as mortgage loan payments became due following our increase in real estate investments.  Income from acquisition fees and advisor fees also increased significantly from a total of $0.3 million in 2014 to approximately $1.5 million for the first six months of 2015.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, rental income will continue to be a significant source of revenue and interest expense will make up a greater portion of our total expenses.  Our advisor fee income related to our investment in MVP Advisors also may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors in its management of MVP REIT.  While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments.  For example, during April 2015, we committed to a plan to sell all interests in our six office buildings.  This plan may result in a further change in the composition of our revenues depending upon how we redeploy the proceeds from such sale.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended June 30, 2015 and the three months ended June 30, 2014

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$466,000	$152,000	$314,000	207%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	100,000	(87,000)	(87%)
Acquisition fee income	550,000	--	550,000	100%
Advisor fee	127,000	115,000	12,000	11%
Total	$1,156,000	$367,000	$789,000	215%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services.  During the three months ended June 30, 2015, MVP REIT purchased four properties which resulted in acquisition fee income of approximately $0.6 million.

For additional information see Note D – Investments in Real Estate Loans and Note F – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2015	2014	$ Change	% Change
Management fees - related party	$273,000	$275,000	$(2,000)	(1%)
MVP REIT II organization and offering costs	579,000	--	579,000	100%
Wages and benefits	931,000	454,000	477,000	105%
Interest expense	1,000	2,000	(1,000)	(50%)
Acquisition expense	1,000	4,000	(3,000)	(75%)
Forgiveness of debt – related party	--	221,000	(221,000)	(100%)
Professional fees	284,000	364,000	(80,000)	(22%)
Seminars	420,000	48,000	372,000	775%
Consulting	81,000	102,000	(21,000)	(21%)
Insurance	65,000	67,000	(2,000)	(3%)
Commissions	684,000	77,000	607,000	788%
Travel	317,000	173,000	144,000	83%
Other	230,000	198,000	32,000	16%
Total	$3,866,000	1,985,000	1,881,000	95%

Wages and benefits were higher during the three months ended June 30, 2015 due to increase in staff compared to the three months ended June 30, 2014.  During the three months ended June 30, 2015, MVP Advisors incurred and paid 5.25% commission, approximately $0.7 million, to third party brokers for all MVP REIT common shares sold.  During the three months ended June 30, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.2 million.  Increase in 2015 for seminar and travel expenses compared to 2014 due to increase in selling activity for 2015.

During May, 2015 our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.  We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to their ownership interest.  During the three months ended June 30, 2015, our portion of these costs and expenses totaled approximately $0.3 million.

Non-operating income:	2015	2014	$ Change	% Change
Gain on sale of marketable securities	$--	$16,000	(16,000)	(100%)
Total	$--	$16,000	$(16,000)	(100%)

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate owned held for sale	$--	$991,000	$(991,000)	(100%)
Expenses related to real estate owned held for sale	(90,000)	(61,000)	(29,000)	(48%)
Income from investment in equity method investee	--	50,000	(50,000)	(100%)
Income from assets held for sale, net of income taxes	453,000	71,000	382,000	538%
Total	$363,000	$1,051,000	$(688,000)	(65%)

During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities. Under the the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $1.1 million.  Income from assets held for sale during the three months ended June 30, 2015 is related to the six office buildings currently held for sale.  During the three months ended June 30, 2014, included income from assets held for sale is related to five parking facilities that were sold in April 2014.

For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Annual Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2015 and the six months ended June 30, 2014

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$523,000	$319,000	$204,000	64%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,623,000	--	1,623,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	26,000	100,000	(74,000)	(74%)
Acquisition fee income	1,302,000	--	1,302,000	100%
Advisor fee	208,000	249,000	(41,000)	(17%)
Total	$3,682,000	$668,000	$3,014,000	451%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT, Inc. and earns certain fees for these services.  During the six months ended June 30, 2015, MVP REIT purchased seven properties which resulted in Acquisition fee income of approximately $1.3 million.  On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan however they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the six months ended June 30, 2015 this loan was paid, and we received approximately $1.6 million.

For additional information see Note D – Investments in Real Estate Loans and Note F – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Consolidated Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2015	2014	$ Change	% Change
Management fees - related party	$548,000	$549,000	$(1,000)	0%
MVP REIT II organization and offering costs	579,000	--	579,000	100%
Wages and benefits	1,714,000	707,000	1,007,000	142%
Interest expense	1,000	2,000	(1,000)	(50%)
Acquisition expense	1,000	23,000	(22,000)	(96%)
Forgiveness of debt – related party	--	533,000	(533,000)	(100%)
Professional fees	550,000	659,000	(109,000)	(17%)
Seminars	696,000	120,000	576,000	480%
Consulting	140,000	247,000	(107,000)	(43%)
Insurance	130,000	136,000	(6,000)	(4%)
Commissions	1,329,000	129,000	1,200,000	930%
Travel	592,000	298,000	294,000	97%
Other	294,000	477,000	(183,000)	(38%)
Total	$6,574,000	$3,880,000	2,694,000	69%

Wages and benefits were higher during the six months ended June 30, 2015 due to increase in staff compared to the six months ended June 30, 2014.  During the six months ended June 30, 2015, MVP Advisors incurred and paid 5.25% commission, approximately $1.3 million, to third party brokers for all MVP REIT common shares sold.  During the six months ended June 30, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.5 million.  Increase in 2015 for seminar and travel expenses compared to 2014 due to increase in selling activity for 2015.

During May, 2015 our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.  We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to their ownership interest.  During the six months ended June 30, 2015, our portion of these costs and expenses totaled approximately $0.3 million.

Non-operating income:	2015	2014	$ Change	% Change
Gain related to recovery of allowance on note payable – related party	$--	$849,000	$(849,000)	(100%)
Recovery from settlement with loan guarantor	--	78,000	(78,000)	(100%)
Loss on marketable securities	1,000	65,000	(64,000)	(98%)
Total	$1,000	$992,000	$(991,000)	(100%)

During the six months ended June 30, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $0.8 million   No similar transactions occurred in the six months ended June 30, 2015.  In March 2014 we received a settlement which resulted in recovery from a loan guarantor of approximately $78,000.  The sale of marketable securities occurred during the six months ended June 30, 2014, resulting in a gain of approximately $65,000. Minimal to no transactions of this nature occurred during the six months ended June 30, 2015.

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate owned held for sale	$--	$870,000	$(870,000)	(100%)
Expenses related to real estate owned held for sale	(195,000)	(363,000)	168,000	46%
Income from investment in equity method investee	--	65,000	(65,000)	(100%)
Income from assets held for sale, net of income taxes	663,000	170,000	493,000	290%
Total	$468,000	$742,000	$(274,000)	(37%)

During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities. Under the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $1.1 million.  Income from assets held for sale during the six months ended June 30, 2015 are related to the six office buildings currently held for sale.  During the six months ended June 30, 2014, included income from assets held for sale is related to five parking facilities that were sold in April 2014.  Expenses related to real estate owned held for sale decreased in 2015 due to the sale of REO properties in 2014.

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

During the six months ended June 30, 2015, net cash flows used in operating activities were approximately $2.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  Cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $2.8 million, investments in new real estate loans of approximately $3.2 million and purchases of real estate loans from third parties of approximately $0.2 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $8.3 million.   Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.4 million, cash for payments on notes payable of approximately $43,000 and distribution to non-controlling interest entity for real estate held for sale of approximately $82,000.

On November 25, 2014, Shustek Investments Inc, a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan however they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the six months ended June 30, 2015 this loan was paid and we received approximately $1.6 million. At June 30, 2015, we had approximately $7.9 million in cash, $0.6 million in marketable securities – related party, and approximately $68.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP CP to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of June 30, 2015, we had notes receivable from MVP Advisor of approximately $10.5 million, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to raise sufficient capital in its initial public offering or deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May, 2015 our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. As of the date of this filing, MVP REIT II had not yet been declared effective.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% on all acquisitions and the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets. In addition, upon a listing on a national securities exchange, and provided the MVP REIT II investors have received at least a 6% return on their investment, MVP Advisors will receive 5.5% in stock based upon the total number of shares listed. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2015 we have made loans of approximately $480,000 to MVP CP II, which have been impaired.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 14, 2015, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 6 real estate loans, as of June 30, 2015, with a balance of approximately $2.8 million as compared to investments in 12 real estate loans as of December 31, 2014, with a balance of approximately $7.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2015, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$85,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$423,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$845,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(85,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(423,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(845,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2015, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$28,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$140,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$280,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(28,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(140,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(280,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note M – Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements  of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the six months ended June 30, 2015, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	--	$--	--	395,615
May 1, 2015 – May 31, 2015	29,566	4.04	29,566	276,426
June 1, 2015 – June 30, 2015	45,224	4.94	45,224	53,272
Total	74,790	$4.58	74,790	53,272

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(5)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(6)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(6)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (iv) (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (vi) Notes to the Consolidated Financial Statements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 14, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	August 14, 2015