Form 10-K
Vestin Realty Mortgage II, Inc
filed 2016-03-30
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Class	Market Value as of June 30, 2015
Common Stock, $0.0001 Par Value	$9,492,499

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 30, 2016
Common Stock, $0.0001 Par Value	2,490,514

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

General

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”), formerly Vestin Fund II, LLC (“Fund II”), invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as mortgage assets (“Mortgage Assets”).  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

The consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC; MVP Realty Advisors, LLC (“MVP Advisors”) and MVP Capital Partners II, LLC (“MVP CP II”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Advisors, the manager of MVP REIT, Inc. (“MVP REIT”). At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisors. In recognition of MVP Capital’s substantial investment in MVP Advisors for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP Advisors or for any expenses advanced on MVP Advisors’ behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisors. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States as its core assets.  Through our interest in MVP Advisors, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT.  As of December 31, 2015, we have made loans of approximately $12.9 million to MVP Advisors, which amount has been fully allowed for as discussed under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Capital and Liquidity” below. If MVP REIT is unable to deploy its initial offering proceeds and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which was formed as a publicly registered non traded REIT (“MVP REIT II”). MVP REIT II’s registration statement for its initial public offering has been declared effective by the SEC on October 23, 2015.  MVP REIT II is offering up to $550,000,000 in shares of common stock, with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.

MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2015, the Company operates all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

REAL ESTATE LOAN STRATEGIES

As of December 31, 2015, our loans were in the following states: Arizona, Nevada, and Ohio.  The loans we invest in are selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, brokers and sells, assigns, transfers or conveys the loan to us.  We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

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

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees payable when the loan is paid in full, by the borrower, to our manager or its affiliates as part of their compensation.  If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of December 31, 2015 none of our loans had a prepayment penalty or exit fee.  Depending upon the amount by which lower interest rates are available to borrowers, the amount of the exit fees may not be significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

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

Balloon Payment

As of December 31, 2015, most of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.  To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash.  As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

REAL ESTATE INVESTMENT STRATEGIES

As of December 31, 2015, we had investments in six real estate properties consisting of office buildings. These properties are located in Nevada. In addition, we may invest in other real property, including but not limited to, office buildings, shopping centers, business and industrial parks, manufacturing facilities, multifamily properties, warehouses and distribution facilities, storage facilities, parking facilities, motel and hotel properties and recreation and leisure properties. We will not invest in unimproved land (although we may invest in loans secured by unimproved land) or construction or development of properties. We intend to lease properties owned by us and to hold properties until such time as we believe it is the optimal time to capitalize on the capital appreciation of our properties.

We invest principally in properties that generate current income.  Potential gain on sale of appreciated properties will be a secondary objective.

Because we hold a small number of properties at this time, we have higher fixed operating expenses as a percentage of gross income. In addition, our operating results and amounts available for distributions to stockholders are at greater risk of being affected by, and the value of the stockholders investment will vary more widely with, the performance of any one or more of the properties in our portfolio.

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

Competition

We have significant competition with respect to both our acquisition of real property and our mortgage lending business.  Our competitors include REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have significantly greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets.

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

Employees

We have 25 employees through our majority owned subsidiary MVP Advisors.  Our manager has provided and will continue to provide most of the employees necessary for our operations, not related to MVP Advisors except as described in this report regarding Strategix Solutions, LLC.  As of December 31, 2015, the Vestin entities had a total of three full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I, Fund III and MVP REIT.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed and owned by our CFO, Ms. Gress.  As of December 31, 2015, Strategix Solutions dedicates to us a total of three full time employees.

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

Investments in Real Estate

The following table provides information regarding each of the properties we owned an interest in as of December 31, 2015:

Property Description	Location	Year Built	Leasable Square Feet	Acquisition Closing Date	Aggregate Purchase Price	Percentage Owner	Occupancy at December 31, 2015
Wolfpack Properties LLC single-tenant office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,500,000	72%	100%
Building C office building	Las Vegas, Nevada	2008	47,500	07/31/14	$15,000,000	72%	89%
Building A office building	Las Vegas, Nevada	2008	47,500	08/29/14	$15,000,000	72%	100%
Devonshire office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,400,000	72%	100%
SE Properties office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	72%	100%
ExecuSuites office building	Las Vegas, Nevada	2008	22,000	04/30/14	$6,100,000	72%	94%

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note Q - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

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

2015	High	Low
First Quarter	$4.82	$2.76
Second Quarter	$5.35	$3.28
Third Quarter	$3.87	$3.05
Fourth Quarter	$3.41	$2.45

2014	High	Low
First Quarter	$7.40	$5.00
Second Quarter	$6.33	$3.82
Third Quarter	$6.37	$4.20
Fourth Quarter	$5.25	$3.00

On February 18, 2016, the Company received a deficiency notification from NASDAQ that it failed to maintain, for the last thirty (30) business days, a minimum of $5,000,000 in its Market Value of Publicly Held Shares to remain on the NASDAQ Global Capital Markets.  The NASDAQ rules provide the Company with a compliance period of 180 calendar days in which to regain compliance.  The Company is currently considering applying to transfer the Company’s securities to The Nasdaq Capital Market.

Holders

As of March 30, 2016, there were approximately 589 holders of record of 2,490,514 shares of our common stock.

Dividend Policy

During June 2008, our Board of Directors decided to suspend the payment of dividends.  No dividends were declared during the years ended December 31, 2015 or 2014.  In light of our accumulated loss, we do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October, 2014, our board agreed to increase the amount available to us to repurchase our stock by $500,000.  The Board had previously granted management the authority to repurchase up to $10,000,000 worth of our stock.

The following is a summary of our stock acquisitions during the year ended December 31, 2015, as required by Regulation S-K, Item 703.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2015	--	$--	--	$395,615
February 1 – February 28, 2015	--	--	--	395,615
March 1 – March 31, 2015	--	--	--	395,615
April 1 – April 30, 2015	--	--	--	395,615
May 1 – May 31, 2015	23,425	3.89	23,425	304,641
June 1 – June 30, 2015	45,224	4.94	45,224	81,487
July 1 – July 31, 2015	--	--	--	81,487
August 1 – August 31, 2015	--	--	--	81,487
September 1 – September 30, 2015	--	--	--	81,487
October 1 – October 31, 2015	--	--	--	81,487
November 1 – November 30, 2015	--	--	--	81,487
December 1 – December 31, 2015	--	--	--	81,487
Total	68,649	$4.58	68,649	$81,487

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2015 and 2014. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this annual report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of some of these risks and uncertainties.

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

As of December 31, 2015, we have acquired, along with affiliated entities, six properties of which our share of the purchase price totaled $15.4 million, including closing costs.  During the year ended December 31, 2015, we funded two loans totaling approximately $4.6 million.  During the year ended December 31, 2014, we funded ten loans totaling approximately $7.6 million.  As of December 31, 2015, our loan-to-value ratio was 58.61%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT.  As of December 31, 2015, we have made loans of approximately $12.9 million, which amount has been fully allowed for, to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT recently completed its initial publicly registered offering in September 2015 and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s ability to successfully deploy the offering proceeds. We expect such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states.  MVP REIT II’s registration statement has been declared effective by the SEC on October 22, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of December 31, 2015 we have made loans of approximately $1.1 million to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $1.1 million loan to MVP CP II.  As of December 31, 2015, MVP REIT II has fulfilled its minimum offering of $2.0 million in subscriptions and has not purchased any properties or earned any income.

On January 14, 2014, we, VRM I and MVP REIT sold MVP PF Baltimore 2013, LLC to a third party for $1,550,000 which resulted in a nominal loss. On April 1, 2014, MVP REIT exercised the Purchase Right to acquire our and VRM I’s interest in five parking facilities and our interest in a storage facility, in each case, net of the assumed debt secured by the real estate. In exchange, we and VRM I received MVP REIT’s interest in four office properties, net of the assumed debt secured by the real estate. The difference between the net amount of the assets exchanged was paid in cash. Following this transaction, MVP REIT holds a 100% interest in the five parking facilities and storage facility. We and VRM I together hold 100% interest in the four office properties.  These transferred properties have been reported as Discontinued Operations in the accompanying statement of operations.  See “Note F – Assets held for sale” to the Financial Statements included in Part II, Item 8 Consolidated Financial Statements  of this Annual Report on Form 10-K.

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

During April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building’s results as discontinued operations.  On January 29, 2016, we closed on the sale of its interest in three office buildings that it owned with VRM I through various subsidiaries.  The first building was owned by Building C, LLC and is located at 8930 West Sunset Road, Las Vegas, Nevada (the “8930 Building”).  The second building was owned by SE Property Investments, LLC and is located at 8905 West Post Road, Las Vegas, Nevada (the “8905 Building”) and the third building was owned by ExecuSuite Properties, LLC and is located at 8945 West Post Road, Las Vegas, Nevada (the “8945 Building”).

The sales price for the 8930 Building is $12.1 million less the current debt on the property of approximately $8.1 million, which was assumed by the purchaser for a net of approximately $4.0 million of which our share was approximately $2.9 million.  The sales price for the 8905 Building is $5.6 million less the current debt on the property of approximately $3.3 million, which was assumed by the purchaser for a net of approximately $2.3 million of which our share was approximately $1.6 million.  The sales price for the 8945 Building is $5.0 million less the current debt on the property of approximately $3.0 million, which was assumed by the purchaser for a net of approximately $2.0 of which our share was approximately $1.4 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $30,000 for the 8905 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Each purchaser is managed by Stable Development, LLC, a limited liability company owned and managed by Lance Bradford.  Mr. Bradford is the former President of MVP REIT, whose advisor, MVP Advisors is wholly owned by us and VRM I.

As of December 31, 2015, VRM II purchased 5,000 shares of MVP REIT II’s outstanding common stock for $125,000.

Our financial results, including the sources of our revenues and expenses, for the year ended December 31, 2015 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in real estate and investments in a real estate management company.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, rental income will continue to be a significant source of revenue and interest expense will make up a greater portion of our total expenses.  Our advisor fee income related to our investment in MVP Advisors also may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors in its management of MVP REIT.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the year ended December 31, 2015, to the year ended December 31, 2014

Total Revenue:	2015	2014	$ Change	% Change
Interest income from investment in real estate loans	$645,000	$979,000	$(334,000)	(34%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,623,000	560,000	1,063,000	190%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	552,000	198,000	354,000	179%
Acquisition fee income	1,830,000	--	1,830,000	100%
Advisor fee	566,000	379,000	187,000	49%
Total	$5,216,000	$2,116,000	$3,100,000	147%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP RIET II and earns certain fees for these services.  During the year ended December 31, 2015, MVP REIT purchased 11 properties which resulted in acquisition fee income of approximately $1.8 million.  On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%.  The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years, the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During year ended December 31, 2015 this loan was paid in full, and we received approximately $1.6 million.

For additional information see Note D – Investments in Real Estate Loans and Note F – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Operating expenses:	2015	2014	$ Change	% Change
Management fees – related party	$1,096,000	$1,098,000	$(2,000)	(0.18%)
MVP REIT II organization and offering costs	1,329,000	--	1,329,000	100%
Wages and benefits	3,330,000	1,784,000	1,546,000	86%
Acquisition expense	1,000	29,000	(28,000)	(96%)
Depreciation	2,000	--	2,000	100%
Forgiveness of debt – related party	--	533,000	(533,000)	(100%)
Professional fees	1,073,000	1,237,000	(164,000)	(13%)
Seminars	1,175,000	308,000	867,000	281%
Consulting	221,000	413,000	(192,000)	(46%)
Insurance	259,000	267,000	(8,000)	(3%)
Commissions	3,162,000	722,000	2,440,000	337%
Travel	867,000	686,000	181,000	26%
Other	1,209,000	766,000	443,000	57%
Total	$13,724,000	$7,843,000	$5,881,000	74%

Wages and benefits were higher during the year ended December 31, 2015 due to increase in staff compared to the year ended December 31, 2014.  During the year ended December 31, 2015, MVP Advisors incurred and paid 5.25% commission, approximately $3.2 million, to third party brokers for all MVP REIT common shares sold.  During the year ended December 31, 2014, a forgiveness of debt was recognized due to the reduction of liabilities due from MVP REIT to MVP Advisors totaling approximately $0.5 million.  The increase in 2015 for seminar and travel expenses compared to 2014 is due to increase in selling activity for 2015.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the Securities Exchange Commission and all of the states. MVP REIT II’s registration statement has been declared effective by the SEC as of October 23, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.  We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to their ownership interest.  During the year ended December 31, 2015, our portion of these costs and expenses totaled approximately $1.3 million.

Non-operating income (loss):	2015	2014	$ Change	% Change
Gain related to recovery of allowance on note payable – related party	$24,000	$1,774,000	$(1,750,000)	(98%)
Other income	2,000	--	2,000	100%
Interest expense	3,000	3,000	--	--
Recovery from settlement with loan guarantor	79,000	78,000	1,000	1%
Gain (loss) on marketable securities	2,000	42,000	(40,000)	(95%)
Loss on marketable securities – related party	(324,000)	(120,000)	(204,000)	(170%)
Income (loss) on investment in equity method investee	--	66,000	(66,000)	(100%)
Total	$(220,000)	$1,837,000	$(2,057,000)	(111%)

During the year ended December 31, 2014, we received payments on balances owed from MVP REIT which resulted in a recovery of allowance on note receivable of approximately $1.8 million.  The purchase and subsequent sale of marketable securities occurred during the year ended December 31, 2015 and 2014, resulting in a gain of approximately $2,000 and $42,000, respectively. During December 2015 and 2014, management recognized a loss of approximately $324,000 and $120,000 on VRM I’s common stock.  For additional information see Note G – Investment in Marketable Securities of the Notes to the Consolidated Financial Statements included in Part II, Item 8  Financial Statements  of this Annual Report on Form 10-K.

Discontinued operations, net of income taxes:	2015	2014	$ Change	% Change
Net gain on sale of real estate owned held for sale	$--	$837,000	$(837,000)	(100%)
Expenses related to real estate owned held for sale	(328,000)	(654,000)	326,000	(49%)
Recovery from fully impaired real estate held for sale	396,000	2,259,000	(1,863,000)	(82%)
Income from investment in equity method investee – held for sale	--	20,000	(20,000)	(100%)
Impairment of assets held for sale	(10,800,000)	--	(10,800,00)	100%
Income from assets held for sale, net of income taxes	1,454,000	778,000	676,000	86%
Total	$(9,278,000)	$3,240,000	$12,518,000	(386%)

Discontinued operations related to properties that have been foreclosed on and are recorded as assets held for sale.  During 2014, we recorded a net loss of approximately $0.1 million on the sale of Baltimore.  In 2014, MVP REIT exercised its Purchase Right to acquire our and VRM I’s interest in the five parking facilities and our interest in a storage facility.   Under the agreement between us, VRM I and MVP REIT, MVP REIT agreed that we and VRM I would receive a 7.5% return on our joint venture investments with MVP REIT. With this return, along with reimbursements of the loss on Baltimore and the incurred acquisition fees, we and VRM I received a greater amount of consideration than what was transferred to MVP REIT.  This transaction resulted in our net gain on sale of real estate owned held for sale of approximately $0.8 million.  During 2015 there were no similar transaction.  Income of approximately $1.5 million is from assets held for sale during the year ended December 31, 2015 which are related to the six office buildings currently held for sale.  During the years ended December 31, 2015 and 2014 we received settlements related to 1701 Commerce for $0.4 million and $2.3 million, respectively.  Impairment of assets held for sale of $10.8 million recorded in 2015 per purchase agreement.  For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements  of this Annual Report on Form 10-K.

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

During the year ended December 31, 2015, net cash flows used in operating activities were approximately $5.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  During the year ended December 31, 2015, cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $1.8 million, investments in new real estate loans of approximately $5.2 million and purchases of real estate loans from third parties of approximately $0.2 million.  In addition, cash flows related to investing activities consisted of cash provided by loan payoffs and sale of investments in real estate loans to third parties of approximately $8.4 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.6 million, cash for payments on notes payable of approximately $0.5 million and distribution to non-controlling interest entity for real estate held for sale of approximately $80,000.

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the year ended December 31, 2015 this loan was paid in full and we received approximately $1.6 million.

At December 31, 2015, we had approximately $4.2 million in cash, $0.1 million in marketable securities – related party, and approximately $54.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of December 31, 2015 and 2014, we had notes receivable from MVP Advisor of approximately $12.9 million and $7.7 million, respectively, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently completed its initial public offering in September 2015, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the offering proceeds and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

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

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II, assets which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.  As of December 31, 2015 we have made loans of approximately $1.1 million to MVP CP II, which have been impaired.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of March 30, 2016, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in eight real estate loans, as of December 31, 2015, with a balance of approximately $4.6 million as compared to investments in 12 real estate loans, as of December 31, 2014, with a balance of approximately $7.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2015, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$70,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$382,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$703,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(70,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(382,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(703,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2015, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$46,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$231,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$461,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(46,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(231,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(461,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note O– Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements  of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vestin Realty Mortgage II, Inc.

We have audited the accompanying consolidated balance sheets of Vestin Realty Mortgage II, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive loss, equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestin Realty Mortgage II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RBSM LLP

New York, New York
March 30, 2016

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$4,228,000	$7,541,000
Prepaid expenses	323,000	205,000
Prepaid expense – related party	--	91,000
Investment in marketable securities - related party	262,000	461,000
Interest and other receivables	42,000	3,000
Investment in MVP REIT II	200,000	--
Investments in Delaware Statutory Trusts	1,800,000	--
Notes receivable, net of allowance of $1,099,000 and $6,543,000 at December 31, 2015 and 2014, respectively	--	--
Investment in real estate loans, net of allowance for loan losses of $2,450,000 at December 31, 2015 and 2014	2,161,000	5,187,000
Fixed assets, net of accumulated depreciation of $1,000 and $0 at December 31, 2015 and 2014, respectively	21,000	--
Due from related parties	408,000	301,000
Assets held for sale	44,923,000	55,427,000
Total assets	$54,368,000	$69,216,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$928,000	$618,000
Note payable	--	23,000
Due to related parties	5,265,000	1,437,000
Liabilities related to assets held for sale	30,684,000	31,056,000
Total liabilities	36,877,000	33,134,000
Commitments and contingencies
Equity
Vestin Realty Mortgage II, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	--	--
Treasury stock, at cost, 0 shares at December 31, 2015 and 2014	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,490,514 and 2,578,420 shares issued and outstanding at December 31, 2015 and 2014, respectively.	--	--
Additional paid-in capital	266,576,000	267,081,000
Accumulated deficit	(252,997,000)	(238,165,000)
Accumulated other comprehensive income	--	--
Total Vestin Realty Mortgage II, Inc. stockholders’ equity	13,579,000	28,916,000
Non-controlling interest	3,912,000	7,166,000
Total equity	17,491,000	36,082,000
Total liabilities and equity	$54,368,000	$69,216,000

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years ended December 31,
	2015	2014
Revenues
Interest income from investment in real estate loans	$645,000	$979,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	1,623,000	560,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	552,000	198,000
Acquisition fee income	1,830,000	--
Advisor fee	566,000	379,000
Total revenues	5,216,000	2,116,000
Operating expenses
Management fees - related party	1,096,000	1,098,000
MVP REIT II organization and offering costs	1,329,000	--
Wages and benefits	3,330,000	1,784,000
Acquisition expense	1,000	29,000
Depreciation	2,000	--
Forgiveness of debt – related party	--	533,000
Professional fees	1,073,000	1,237,000
Seminars	1,175,000	308,000
Consulting fees	221,000	413,000
Insurance	259,000	267,000
Commissions	3,162,000	722,000
Travel	867,000	686,000
Other	1,209,000	766,000
Total operating expenses	13,724,000	7,843,000
Loss from operations	(8,508,000)	(5,727,000)
Non-operating income (loss)
Gain related to recovery of allowance on note payable – related party	24,000	1,774,000
Interest expense	(3,000)	(3,000)
Other income	2,000	--
Recovery from settlement with loan guarantor	79,000	78,000
Income on investment in equity method investee	--	66,000
Gain on sale of marketable securities	2,000	42,000
Loss on sale of marketable securities – related party	(324,000)	(120,000)
Total other non-operating income (loss), net	(220,000)	1,837,000
Provision for income taxes	--	--
Loss from continuing operations	(8,728,000)	(3,890,000)
Discontinued operations, net of income taxes
Net gain on sale of real estate owned held for sale	--	837,000
Expenses related to real estate owned held for sale	(328,000)	(654,000)
Impairment of assets held for sale	(10,800,000)	--
Income from investment in equity method investee	--	20,000
Recovery from fully impaired real estate held for sale	396,000	2,259,000
Income from assets held for sale, net of income taxes	1,454,000	778,000
Total income (loss) from discontinued operations	(9,278,000)	3,240,000
Net loss	$(18,006,000)	$(650,000)
Allocation of income (loss) to non-controlling interest - related party	(3,174,000)	455,000
Net loss attributable to common stockholders	$(14,832,000)	$(1,105,000)
Basic and diluted income (loss) per weighted average common share
Continuing operations	$(3.44)	$(1.41)
Discontinued operations	$(3.65)	$1.21
Total basic and diluted loss per weighted average common share	$(5.84)	$(0.42)
Weighted average common shares outstanding	2,538,774	2,670,143

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For The Years Ended December 31,
	2015	2014

Net loss	$(18,006,000)	$(650,000)

Unrealized holding loss on available-for-sale securities – related party	--	(341,000)
Unrealized holding gain on available-for-sale securities	--	10,000

Comprehensive loss	(18,006,000)	(981,000)
Less: net income (loss) attributable to noncontrolling interest	(3,174,000)	455,000

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(14,832,000)	$(1,436,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

	Treasury Stock		Common Stock
	Shares	Amount	Shares (1)	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest – Related Party	Total

Stockholders' Equity at December 31, 2013	--	$--	2,709,174	$--	$267,745,000	$(237,060,000)	$331,000	$6,127,000	$37,144,000

Net Income (Loss)	--	--	--	--	--	(1,105,000)	--	455,000	(650,000)

Unrealized (loss) on Marketable Securities - Related Party	--	--	--	--	--	--	(331,000)	--	(331,000)
Comprehensive Income	--	--	--	--	--	--	--	--	(981,000)

Distributions to non controlling interest	--	--	--	--	--	--	--	(62,000)	(62,000)

Reverse split	--	--	--	--	(2,000)	--	--	--	(2,000)

Non-controlling interest	--	--	--	--	--	--	--	646,000	646,000

Retire Treasury Stock	(130,754)	663,000	--	--	(662,000)	--	--	--	--

Purchase of Treasury Stock	130,754	(663,000)	(130,754)	--	--	--	--	--	(663,000)

Stockholders' Equity at December 31, 2014	--	$--	2,578,420	$--	$267,081,000	$(238,165,000)	$--	$7,166,000	$36,082,000

Net Income (Loss)	--	--	--	--	--	(14,832,000)	--	(3,174,000)	(18,006,000)

Unrealized Gain on Marketable Securities - Related Party	--	--	--	--	--	--	--	--	--
Comprehensive Income	--	--	--	--	--	--	--	--	(18,006,000)

Distributions to non controlling interest	--	--	--	--	--	--	--	(80,000)	(80,000)

Reverse split	--	--	--	--	--	--	--	--	--

Non-controlling interest	--	--	--	--	--	--	--	--	--

Retire Treasury Stock	(87,906)	505,000	--	--	(505,000)	--	--	--	--

Purchase of Treasury Stock	87,906	(505,000)	(87,906)	--	--	--	--	--	(505,000)

Stockholders' Equity at December 31, 2015	--	$--	2,490,514	$--	$266,576,000	$(252,997,000)	$--	$3,912,000	$17,491,000

(1)
Per share data is based on the average number of shares outstanding during the periods, except for the book value and market price which are based on the information at the end of the periods. All per share data has been adjusted to retroactively reflect the 1for 4 reverse stock split effected in January 2014.

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,006,000)	$(650,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	10,000
Recovery of allowance for doubtful notes receivable	(552,000)	(198,000)
Gain on sale of marketable securities	(2,000)	(42,000)
Loss on marketable securities – related party	324,000	120,000
Income on investment in equity method investee – held for sale	--	(86,000)
Forgiveness of debt-related party	--	533,000
Gain on sale of real estate owned held for sale	--	(837,000)
Gain related to recovery of allowance for notes receivable – related party	(24,000)	(1,774,000)
Gain related to recovery from settlement with loan guarantor	(79,000)	(78,000)
Gain related to recovery of allowance for loan loss	(1,623,000)	(560,000)
Recovery from fully impaired real estate held for sale	(396,000)	(2,259,000)
Impairment of assets held for sale	10,800,000	--
Change in operating assets and liabilities:
Interest and other receivables	(39,000)	2,000
Assets held for sale, net of liabilities	24,000	447,000
Due to/from related parties, net	3,721,000	846,000
Prepaid expenses – related party	(323,000)	--
Other assets	296,000	126,000
Accounts payable and accrued liabilities	312,000	(311,000)
Net cash used in operating activities	(5,565,000)	(4,711,000)
Cash flows from investing activities:
Investments in real estate loans	(5,217,000)	(14,269,000)
Purchase of investments in real estate loans from third parties	(200,000)	(468,000)
Proceeds from loan payoffs	5,971,000	6,546,000
Sale of investments in real estate loans to:
VRM I	--	2,823,000
Third parties	2,472,000	8,060,000
Investment in Delaware Statutory Trust	(8,200,000)	--
Payments on Delaware Statutory Trust	6,400,000	--
Proceeds from notes receivable	552,000	198,000
Proceeds from notes receivable – related party	24,000	1,774,000
Proceeds from recovery from settlement with loan guarantor	79,000	78,000
Proceeds related to real estate held for sale	--	2,552,000
Collection from recovery of loan loss	1,623,000	560,000
Proceeds from recovery of fully impaired real estate held for sale	396,000	2,259,000
Payment of noncontrolling interest portion of proceeds related to real estate held for sale	--	(764,000)
Payments on assets transferred, net	--	(958,000)
Purchase of investments in real estate	--	(6,263,000)
Payments on purchase of assets	--	(212,000)
Purchase of marketable securities	(109,000)	(1,946,000)
Purchase of marketable securities – related party	(125,000)	--
Purchase of fixed assets	(23,000)	--
Investment in MVP REIT II	(200,000)	--
Investment in and note receivable from MVP Realty Advisors, LLC	--	(1,365,000)
Investment in equity method investee	--	(3,000,000)
Additional investment from noncontrolling interest investors	--	84,000
Proceeds from sale of VREO XXV, LLC	--	39,000
Asset purchase – assets held for sale	(115,000)	--
Proceeds from sale of marketable securities	109,000	7,675,000
Net cash provided by investing activities	3,437,000	3,373,000
Cash flows from financing activities:
Principal payments on notes payable	(189,000)	(8,190,000)
Purchase of treasury stock	(505,000)	(662,000)
Distribution to noncontrolling interest entity held for sale	(80,000)	(62,000)
Proceeds from note payable	166,000	7,750,000
Proceeds from note payable on assets held for sale	--	4,143,000
Payments on note payable on assets held for sale	(577,000)	--
Payment of noncontrolling interest portion of proceeds from note payable held for sale	--	(1,763,000)
Net cash (used in) provided by financing activities	(1,185,000)	1,216,000
NET CHANGE IN CASH	(3,313,000)	(122,000)
Cash, beginning of period	7,541,000	7,663,000
Cash, end of period	$4,228,000	$7,541,000
Supplemental disclosures of cash flows information:
Interest paid	$3,000	$400,000
Non-cash investing and financing activities:
Note payable related to prepaid D&O insurance	$166,000	$262,000
Unrealized loss on marketable securities - related party	$(324,000)	$(341,000)

The accompanying notes are an integral part of these consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. (“VRM II”, the “Company”, “we”, “us” or “our”), formerly Vestin Fund II, LLC (“Fund II”), invests in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our management agreement (“Management Agreement”) as mortgage assets (“Mortgage Assets”).)  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the “Company,” “we,” “us,” or “our” refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

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

The consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC; MVP Realty Advisors, LLC (“MVP Advisors”) and MVP Capital Partners II, LLC (“MVP CP II”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets, which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the year ended December 31, 2015, the Company did not capitalize any such acquisition costs.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the years ended December 31, 2015 and 2014.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I and MVP REIT II, related parties.  The securities are stated at fair value as determined by the closing market prices as of December 31, 2015 and 2014.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended December 31, 2015 and 2014.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of December 31, 2015, the Company operates in all segments.

Our objective is to invest approximately 97% of our assets in real estate loans and real estate related investments, while maintaining approximately 3% as a working capital cash reserve.

Reclassifications

Amounts listed in connection with assets held for sale, including liabilities related to assets held for sale, in the 2014 consolidated financial statements have been reclassified to conform to the December 31, 2015 presentation. This reclassification resulted in no net effect on the 2014 consolidated financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of VRM II; Building A, LLC, Building C, LLC, Wolfpack Properties, LLC; Devonshire, LLC; SE Properties, LLC; ExecuSuites, LLC; MVP Advisors; and MVP Capital Partners II, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2015 and 2014 we had approximately $3.9 and $5.5 million of funds, respectively, in excess of the federally-insured limits.

As of December 31, 2015, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of December 31, 2015, 93% of our loans were in Nevada compared to 69% and 27% in Nevada and California, respectively, at December 31, 2014.

At December 31, 2015 and 2014, the loan to our largest borrower represented approximately 53% and 32%, respectively, of our total investment in real estate loans.  This real estate loan is a commercial loan secured by property located in Nevada, with a first lien position.  The interest rate is 15%, the outstanding balance is approximately $2.5 million and the loan is considered a non-performing loan.

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

Common Guarantors

As of December 31, 2014, two loans totaling approximately $0.5 million, representing approximately 6.8% of our portfolio’s total value, had a common guarantor.  At December 31, 2014, these loans were considered performing. As of December 31, 2015, these loans were paid in full.

As of December 31, 2014, there were two loans, totaling approximately $1.1 million, representing approximately 14.3% of our portfolio’s total value, which had a common guarantor.  At December 31, 2014, these loans were considered performing. As of December 31, 2015, these loans were paid in full.

As of December 31, 2015, two loans totaling approximately $1.7 million, representing approximately 38% of our portfolio’s total value, have a common guarantor.  These loans were originated in 2015.

As of December 31, 2015, three loans totaling approximately $0.3 million, representing approximately 7% of our portfolio’s total value, have a common guarantor.  At December 31, 2014 these loans represented less than 5% of our portfolio.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2015 and 2014, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of December 31, 2015 and 2014, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.55% as of December 31, 2015 and 2014). The balance on these loans was approximately $0.3 million as of December 31, 2015 and 2014.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2015 and 2014, we had one investment in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2015, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,541,000	11.85%	98.48%	60.14%
Construction	1	70,000	0.12%	1.52%	0.44%
Total	8	$4,611,000	11.79%	100.00%	58.61%

Investments in real estate loans as of December 31, 2014, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	11	$5,579,000	10.88%	73.04%	43.43%
Construction	1	2,058,000	9.00%	26.96%	67.63%
Total	12	$7,637,000	10.37%	100.00%	53.03%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2015 and 2014, was 11.79% and 10.37%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2015 and 2014:

Loan Type	Number of Loans	December 31 2015 Balance*	Portfolio Percentage	Number of Loans	December 31, 2014 Balance*	Portfolio Percentage

First deeds of trust	8	4,611,000	100.00%	11	7,342,000	96.14%
Second deeds of trust	--	--	--	1	295,000	3.86%
Total	8	4,611,000	100.00%	12	7,637,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2015:

Non-performing and past due loans	$2,450,000
January 2016 –March 2016	--
April 2016 – June 2016	--
July 2016 – September 2016	--
October 2016 – December 2016	--
Thereafter	2,161,000
Total	$4,611,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2015 and 2014:

	December 31, 2015 Balance *	Portfolio Percentage	December 31, 2014 Balance *	Portfolio Percentage

Nevada	$4,295,000	93.15%	$5,264,000	68.93%
California	--	--	2,059,000	26.96%
Ohio	310,000	6.72%	314,000	4.11%
Arizona	6,000	0.13%	--	--
Total	$4,611,000	100.00%	$7,637,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	December 31, 2015	December 31, 2014
Balance per loan portfolio	$4,611,000	$7,637,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$2,161,000	$5,187,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2015 and 2014, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At December 31, 2015 and 2014, the following loan types were non-performing:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2015, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of December 31, 2015 and 2014:

	As of December 31, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	2,161,000	--	2,161,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	2,161,000	--	2,161,000
Total	$4,611,000	$(2,450,000)	$2,161,000

	As of December 31, 2014
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	5,187,000	--	5,187,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	5,187,000	--	5,187,000

Total	$7,637,000	$(2,450,000)	$5,187,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of December 31, 2015 and 2014, we have provided a specific reserve allowance for one non-performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.

The following table is a roll-forward of the allowance for loan losses for the periods ended December 31, 2015 and 2014 by loan type.  We will continue to evaluate our position in this loan.

Loan Type	Balance at 12/31/2014	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/15
Commercial	$2,450,000	$--	$--	$--	$--	$2,450,000
Total	$2,450,000	$--	$--	$--	$--	$2,450,000

Loan Type	Balance at 12/31/2013	Specific Reserve Allocation	Loan Pay Downs	Write-off	Transfers to REO or Notes Receivable	Balance at 12/31/14
Commercial	$2,500,000	--	$(50,000)	$--	$--	$2,450,000
Total	$2,500,000	$--	$(50,000)	$--	$--	$2,450,000

Extensions

As of December 31, 2015 and 2014, our manager had granted extensions on one and five outstanding loans, respectively, totaling approximately $2.5 million and $13.6 million, respectively, of which our portion was approximately $45,000 and $5.1 million, respectively, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  As of December 31, 2015 and 2014, one and five of the loans, respectively, that have been granted extensions were performing.

NOTE E —INVESTMENTS IN DELAWARE STATUTORY TRUST

As of December 31, 2015, we have an investment in one Delaware Statutory Trusts (“DST”) for $1.8 million which has a mandatory repurchase agreement which, for accounting purposes, is accounted for in a manner similar to a loan. The DSTs holds commercial property located in Illinois, which we consider to be the collateral on this loan. Additionally, the DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT.  Certain members of the Broker Dealer’s management also guaranteed this loan.  During the year ended, we received approximately $0.5 million in interest payments.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2015.

The following is summary of net assets held for sale through December 31, 2015:

December 31, 2015
Assets:
Current assets	$971,000
Property and equipment	43,952,000
Total assets	$44,923,000
Liabilities:
Accounts payable and accrued liabilities	$289,000
Notes payable	30,395,000
Total liabilities	30,684,000
Net assets held for sale	$14,239,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2015:

For The Year Ended December 31, 2015

Revenue	$4,832,000
Revenue eliminated through consolidation	(169,000)
Expenses	(14,009,000)
Net income	$(9,346,000)

2014

The following is summary of net assets held for sale through December 31, 2014:

December 31, 2014
Assets:
Current assets	$833,000
Property and equipment	54,594,000
Total assets	$55,427,000

Liabilities:
Accounts payable and accrued liabilities	$84,000
Notes payable	30,972,000
Total liabilities	31,056,000
Net assets held for sale	$24,371,000

The following is a summary of the results of operations related to the assets held for sale for the year ended December 31, 2014:

For The Year Ended December 31, 2014

Revenue	$2,727,000
Expenses	(2,020,000)
Net Income	$708,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in VRM I’s consolidated financial statements and its accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of December 31, 2015, we owned 134,545 shares of VRM I’s common stock, representing approximately 10.4% of the total outstanding shares. The closing price of VRM I’s common stock on December 31, 2015, was $1.02 per share.

During the year ended December 31, 2015, the trading price for VRM I’s common stock ranged from $1.02 to $5.87 per share.  At December 31, 2015, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2015, totaling approximately $0.3 million and recognized the impairment.

As of December 31, 2015, VRM II purchased 5,000 shares of MVP REIT II’s outstanding common stock for $125,000.

NOTE H — INVESTMENT IN MVP REIT II

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which was formed as a publicly registered non traded REIT (“MVP REIT II”). MVP REIT II’s registration statement has been declared effective by the SEC on October 23, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets, which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees earned by our manager for the years ended December 31, 2015 and 2014 were approximately $1.1 million for each period.

As of December 31, 2015 and 2014, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of December 31, 2015 and 2014, we had receivables from our manager of approximately $20,000 related to consulting and accounting fees.

During September 2015, we and VRM I paid the manager approximately $0.3 million in fees, of which our portion was approximately $0.2 million, related to the investment in Delaware Statutory Trust.

Transactions with Other Related Parties

During the year ended December 31, 2015, the trading price for VRM I’s common stock ranged from $1.02 to $5.87 per share.  At December 31, 2015, our manager evaluated the near-term prospects of VRM I in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM I as of December 31, 2015, totaling approximately $0.3 million and recognized the impairment.  For the years ended December 31, 2015 and 2014, we recognized no dividend income from VRM I.

As of December 31, 2015 and 2014, VRM I owned 134,270 of our common shares, representing approximately 5.4% of our total outstanding common stock for both periods.

As of December 31, 2015, we had a receivable from VRM I of approximately $4,000.  As of December 31, 2014 we had a receivable from VRM I of approximately $30,000, primarily related to asset transfer and legal fees.

As of December 31, 2015, we owed Fund III approximately $1,000. As of December 31, 2014 we had a receivable from Fund III of approximately $4,000.

As of December 31, 2015 and 2014 we had a receivable from Vestin Mortgage of approximately $0.3 million and $0.1 million, respectively, related to payroll expenses paid by MVP Advisors.

As of December 31, 2015 and 2014, MVP Advisors owed VRM I approximately $4.5 million and $1.4 million, respectively.

As of December 31, 2015 and 2014, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the years ended December 31, 2015 and 2014 were approximately $0.5 million and $0.4 million, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing’s.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fees for the years ended December 31, 2015 and 2014 were approximately $66,000, and $29,000, respectively.

MVP Advisors receives a 3% acquisition fee for all acquisition s of MVP REIT.  MVP Advisors received approximately $1.8 million in acquisition fee income from MVP REIT during the year ending December 31, 2015.

As of December 31, 2015 we have made loans of approximately $12.9 million to MVP Advisors, the manager of MVP REIT.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT. However, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates additional uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on these uncertainties, we have determined to fully impair the balance of this investment and note receivable.

As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As of December 31, 2015 we have made loans of approximately $1.1 million to MVP CP II.  Similar to our investments in MVP Advisors in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds.  Based on uncertainties regarding repayment, during the year ended December 31, 2015, we have determined to fully impair the entire balance of this loan.

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

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11% per annum. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the quarter ended March 31, 2015, this loan was paid in full and we received approximately $1.6 million.

Accounting services

During the years ended December 31, 2015 and 2014, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $237,000 and $135,000, respectively, for accounting services.

NOTE J — NOTES RECEIVABLE

2015

During December 2006, we and VRM I entered into a settlement agreement in the amount of $1.5 million with the guarantors of a loan collateralized by a 126 unit (207 bed) assisted living facility in Phoenix, AZ, which we had foreclosed on.  Our portion was approximately $1.3 million.  The promissory note is payable in seven annual installments of $100,000 with an accruing interest rate of 7%, with the remaining note balance due in April 2013.  During 2011, we had received $88,000 in regularly scheduled principal payments.  Also during 2011, an agreement which would accept approximately $0.4 million as a final payment for the note was approved, of which approximately $0.3 million was received.  No payments were received in 2015.  The balance of this agreement of approximately $50,000 was fully reserved as of December 31, 2015.  Payments will be recognized as income when received.

During March 2011, we were awarded a deficiency judgment totaling $5.0 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $3.0 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven. Annual payments of $0.5 million are accrued when due.  The balance of approximately $3.9 million was fully reserved as of December 31, 2014.  On September 15, 2015, we entered into a settlement agreement, wherein we received payment in the amount of $ 1.0 million in exchange for a full satisfaction of the judgement.

During March 2011, we were awarded a deficiency judgment totaling $2.8 million related to a REO sold in a prior period.  The balance accrues interest at the rate of 9% until paid in full.  Provided all payments of approximately $1.2 million as outlined in the judgment are received, the remaining balance of judgment shall be forgiven.  Annual payments of $0.2 million are accrued when due. The balance of approximately $1.5 million was fully reserved as of December 31, 2014.  On September 15, 2015, we entered into a settlement agreement, wherein we received payment in the amount of $0.6 million in exchange for a full satisfaction of the judgement.

During February 2012, we, VRM I and Fund III received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust, which was previously fully allowed for, of approximately $1.3 million was moved to notes receivable and remains fully allowed for.  We receive quarterly payments of $24,000.  As of December 31, 2015 the balance is approximately $1.0 million.

2014

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

NOTE K — NOTES PAYABLE

2015

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

In April 2015, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.9%.  The agreement required a down payment of $39,000 and nine monthly payments of $25,000 beginning on May 27, 2015.  As of December 31, 2015, the note was paid in full.

At December 31, 2015 and 2014, the following loans are reported as liabilities related to assets held for sale:

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

As of December 31, 2015, future principal payments on the notes payable are as follows:

2016	$584,000
2017	648,000
2018	683,000
2019	8,431,000
2020	591,000
Thereafter	19,458,000
Total	$30,395,000

2014

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

NOTE L— FAIR VALUE

As of December 31, 2015 and 2014, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of December 31, 2015 and 2014, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/15	Carrying Value on Balance Sheet at 12/31/15
Assets
Investment in marketable securities - related party	$262,000	$--	$--	$262,000	$262,000
Investment in real estate loans	$--	$--	$2,148,000	$2,148,000	$2,161,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/14	Carrying Value on Balance Sheet at 12/31/14
Assets
Investment in marketable securities - related party	$461,000	$--	$--	$461,000	$461,000
Investment in real estate loans	$--	$--	$5,167,000	$5,167,000	$5,187,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to December 31, 2015:

Investment in real estate loans

Balance on January 1, 2015	$5,167,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	5,217,000
Purchase from third parties	200,000
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(5,971,000)
Sale of assets to third parties	(2,472,000)
Temporary change in estimated fair value based on future cash flows	7,000
Balance on December 31, 2015, net of temporary valuation adjustment	$2,148,000

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

NOTE M— EMPLOYEE BENEFIT PLAN

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

Total expense recorded for the matching 401(k) contribution in the year ended December 31, 2015 was approximately $39,000.  The Plan started in 2015 so there is no similar expense in 2014.

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

The following are certain financial data for the Company’s operating segments for the periods:

	For the Years Ended December 31,
	2015	2014
Revenues
Investment in real estate loans	$2,820,000	$1,737,000
Investment in real property held for sale	1,830,000	--
Investment in real estate management	566,000	379,000
Total revenues	5,216,000	2,116,000
Operating expenses
Investment in real estate loans	$1,096,000	$1,098,000
Investment in real property held for sale	4,000	32,000
Investment in real estate management	4,659,000	2,317,000
Corporate activities	7,968,000	4,399,000
Total expenses	13,727,000	7,846,000
Total Assets	December 31, 2015	December 31, 2014
Investment in real estate loans	$4,203,000	$5,190,000
Investment in real property held for sale	44,923,000	55,427,000
Corporate assets	5,242,000	8,298,000
Total assets	$54,368,000	$68,915,000

NOTE O — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE R — INCOME TAXES

We operated as a REIT through December 31, 2011. We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), effective for the tax year ending December 31, 2012.

The components of the provision for income tax benefit are as follows for the years ended:

	December 31, 2015	December 31, 2014
Current Taxes
Federal	$--	$--
State	--	--
Total Current Taxes	--	--
Change in Deferred Taxes	(5,042,900)	(375,700)
Change in Valuation Allowance	5,042,900	375,700
Provision for income tax expense (benefit)	$--	$--

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at years end:

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Provision for Loan Losses	$834,000	$834,000
Impairment on asset held for sale	3,672,000	--
Impairment on investment in MVP Advisors	2,095,000	2,095,000
Impairment on investment in marketable securities – related party	41,000	41,000
Recovery of allowance for doubtful notes receivable	204,000	391,000
Conversion from straight line rental revenue to actual	48,000	48,000
Net operating loss carryforward	75,372,000	76,942,000
Total Deferred Tax Assets	82,266,000	80,351,000
Valuation allowance	(82,266,000)	(80,351,000)
Deferred Tax Assets, net of valuation allowance	--	--
Non-current portion	--	--
Current portion	$--	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2015 was 34%.  The Company has established a valuation allowance against deferred tax assets of $82,266,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

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

On January 29, 2016, we closed on the sale of our interest in three office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Building C, LLC and is located at 8930 West Sunset Road, Las Vegas, Nevada (the “8930 Building”).  The second building was owned by SE Property Investments, LLC and is located at 8905 West Post Road, Las Vegas, Nevada (the “8905 Building”) and the third building was owned by ExecuSuite Properties, LLC and is located at 8945 West Post Road, Las Vegas, Nevada (the “8945 Building”).

The sales price for the 8930 Building is $12.1 million less the current debt on the property of approximately $8.1 million, which was assumed by the purchaser for a net of approximately $4.0 million of which our share was approximately $2.9 million.  The sales price for the 8905 Building is $5.6 million less the current debt on the property of approximately $3.3 million, which was assumed by the purchaser for a net of approximately $2.3 million of which our share was approximately $1.6 million.  The sales price for the 8945 Building is $5.0 million less the current debt on the property of approximately $3.0 million, which was assumed by the purchaser for a net of approximately $2.0 of which our share was approximately $1.4 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $30,000 for the 8905 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Lance Bradford, the former President of MVP REIT is the owner of Stable Development, LLC.

On February 19, 2016, the Board of Directors of Vestin Realty Mortgage II, Inc. accepted the resignation of Fredrick Leavitt as a director.

On February 19, 2016, the Board of Directors appointed Daryl C. Idler, Jr. to fill the vacancy created by Mr. Leavitt. Mr. Idler has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002.  Mr. Idler, since 2012 has served as a director of MVP REIT, Inc. and was a director for Vestin Realty Mortgage I, Inc. from 2008 until 2012. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California.

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch. During the past 10 years, Mr. Idler has been in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate developments at the golf course, including processing entitlements for 646 active adult units and 150 single family units, the remodeling of 18 of the 36 holes and construction of a new clubhouse, restoration of riverine habitat, along with pursuing 50-75 estate-size home sites and vineyards at Ivanhoe Ranch.

Between 1973 and 2000, Mr. Idler was involved as a lawyer representing various clients involved in the purchase, acquisition, development and sale of commercial and industrial properties and buildings. Representative projects include small strip-shopping center, large portions of the Otay Mesa, California industrial part, high-rise building in downtown San Diego and light industrial properties in Rancho Bernardo. During the same period, Mr. Idler was a co-investor in seven buildings in downtown San Diego and was involved in all aspects with these acquisitions, including structuring the transactions, preparing documents, conducting due diligence and closing the transactions. Four of the buildings were restored and remain as landmark properties in the historic Gaslamp Quarter of San Diego.

Mr. Idler received his Bachelor’s Degree from the University of Redlands, California and his Juris Doctor from the University of San Diego School of Law. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a member of the Board of Sonshine Haven in El Cajon, California. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California. Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969.

Mr. Idler will serve until his successor is elected and qualified.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2015.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We are managed on a day-to-day basis by Vestin Mortgage.

Directors and Executive Officers

The following table sets forth the names, ages as of March 30, 2016 and positions of the individuals who serve as our directors and executive officers as of March 30, 2016.

Name	Age	Title

Michael V. Shustek	57	President, Chief Executive Officer and Director
Tracee Gress(4)	45	Chief Financial Officer
Donovan Jacobs (1)(2)(3)	59	Director
Roland M. Sansone(1)(2)(3)	61	Director
Daryl C. Idler, Jr. (1)(2)(3)	71	Director

(1)	Member of the audit committee.

(2)	Member of the nominating committee.

(3)	Member of the compensation committee.

(4)      During April 2009, we entered into an accounting services agreement with Strategix Solutions, a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM II and Fund III.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  As of December 31, 2015, Strategix Solutions dedicated to us a total of three employees, including our CFO.

The following table sets forth the names, ages as of March 30, 2016 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	57	President, Chief Executive Officer and Chairman
Tracee Gress	45	Chief Financial Officer
Michael J. Whiteaker	66	Vice President of Regulatory Affairs

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

Independent Directors of Vestin Realty Mortgage II

Daryl C. Idler, Jr. has been a director of the Company since its inception.  He has been President and Managing General Partner of Premier Golf Properties, LP, dba Cottonwood Golf Club in Rancho San Diego, California, since 2002 and a director of Vestin Realty Mortgage I, Inc. from January 2008 until he resigned in November 2013. From 2000 to 2002, Mr. Idler was Executive Vice President and General Counsel to Global Axcess Corp. (GAXC). From 1973 to 2000, Mr. Idler practiced corporate and real estate law in California, including both transactional aspects and litigation.

Mr. Idler has significant experience with real estate related transactions. In 2001, Mr. Idler served as President and Managing Partner of the entity that acquired approximately 300 acres in San Diego County, home to the Cottonwood Golf Club, a 36-hole golf course and related facility. In 2005, Mr. Idler was involved in the acquisition of the neighboring historic Ivanhoe Ranch, comprised of 160 acres. During the past 14 years, Mr. Idler have been in charge of all aspects of the golf operations at the Cottonwood Golf Club, including acquisition and financing and real estate developments at the golf course.  Most recently he has directed the commencement of processing entitlements for 1272 active adult/age restricted units, to be followed by entitlement of 180 single family units, construction of a new clubhouse, restoration of riverine habitat and creation of a 100+ acre wetland mitigation bank, and upon conclusion, the reduction of the operating golf facility from 36 holes to 18 holes.  In addition, Mr. Idler is in the process of pursuing 100-120 estate-size home sites, stables, open space and vineyards at Ivanhoe Ranch.

Between 1973 and 2000, Mr. Idler was involved as a lawyer representing various clients involved in the purchase, acquisition, development and sale of commercial and industrial properties and buildings. Representative projects include small strip-shopping centers, portions of the Otay Mesa industrial park, high-rise building in downtown San Diego and light industrial properties in Rancho Bernardo. During the same period, Mr. Idler was a co-investor in five  buildings in downtown San Diego and was involved in all aspects with these acquisitions, including structuring the transactions, preparing documents, conducting due diligence and closing the transactions. Four of the buildings were restored and remain as landmark properties in the historic Gaslamp Quarter of San Diego.

Mr. Idler received his Bachelor’s Degree from the University of Redlands, California [1967] and his Juris Doctor from the University of San Diego School of Law [1973]. Mr. Idler has been an active member of the California Bar since 1973. Mr. Idler is a founding member of the Board of Sonshine Haven in El Cajon, California, and co-founder and Chairman of Youth Choir San Diego. In addition, Mr. Idler sits on the Board of Trustees and Board of Administration for Skyline Wesleyan Church in La Mesa, California, is Legal Advisor and Board Member of Navy Seal Veterans Network, Legal Advisor to Fraternal Order of Police, Lodge 10.  Past community affiliations include former Chairman of the Board and member, finance and staff parish board of Foothills United Methodist Church, Board Member and Chairman of Youth For Christ, San Diego County, and Legal Advisor to the Chief of Police, Los Coyotes Indian Tribe.  Mr. Idler served in the United States Navy Reserve from 1966 to 1973, with active service from 1967 to 1969, including security clearance designation of Top Secret.

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

CORPORATE GOVERNANCE

Board Composition

Our board of directors is authorized to have up to 15 directors.  Our board of directors is currently comprised of four directors.  In accordance with our articles of charter and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms.  The members of the classes are divided as follows:

•	The class I director is Mr. Idler, and his term will expire at the 2016 annual meeting of stockholders;

•	The class II director is Mr. Sansone, and their terms will expire at the 2017 annual meeting of stockholders; and

•	The class III directors are Messrs. Jacobs and Shustek, and their terms will expire at the 2018 annual meeting of stockholders.

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

We have not appointed a lead independent director, viewing this position as unnecessary given the small size of our Board of Directors.  However, Mr. Idler generally chairs executive sessions of our independent directors.

Board Committees

Our board of directors has appointed an audit committee, a nominating committee and a compensation committee.  There are no family relationships among any of our directors or executive officers.

Audit Committee
Daryl C. Idler, Jr. (Chairman
Donovan Jacobs
Roland M. Sansone

Compensation Committee
Donovan Jacobs (Chairman)
Roland M. Sansone
Daryl C. Idler, Jr.

Nominating Committee
Roland M. Sansone (Chairman)
Donovan Jacobs
Daryl C. Idler, Jr.

Audit committee – The Audit Committee is responsible for the appointment, compensation, retention and oversight of the Company’s independent accountants.  In addition, the Audit Committee reviews with the Company’s management and its independent accountants financial information that will be provided to stockholders and others, the systems of internal controls which management and our board of directors have established and our audit and financial reporting processes.  The Audit Committee operates under a written Audit Committee Charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  Our Audit Committee, consisting of Mr. Idler (chair), Mr. Jacobs and Mr. Sansone, met in March 2016 in connection with the audit of our 2015 financial statements, and held a total of four meetings in fiscal 2015.  Our Audit Committee oversees our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements.  This committee’s responsibilities include, among other things:

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

Nominating Committee – Our Nominating Committee was formed to assist our board of directors by identifying individuals qualified to become directors.  During fiscal 2015, the Nominating Committee, consisting of Mr. Sansone (chair), Mr. Leavitt and Mr. Jacobs, held no meetings.

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

Compensation Committee – Our Compensation Committee operates under a charter adopted by our board of directors, which is available at http://www.vestinrealtymortgage2.com/VRT_About/CommitteeCharters.aspx.  It was established to assist our board of directors relating to compensation of the Company’s directors and its sole manager Vestin Mortgage and to produce as may be required an annual report on executive officer compensation.  Subject to applicable provisions of our bylaws and the Management Agreement with our manager, the compensation committee is responsible for reviewing and approving compensation paid by us to our manager.  During fiscal 2015 the Compensation Committee, consisting of Mr. Jacobs (chair), Mr. Leavitt and Mr. Sansone, held no meetings.  No member of the Compensation Committee had a relationship that requires disclosure as a compensation committee interlock.

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

We pay our manager a management fee of up to 0.25% of the amounts raised by us and Fund II through the sale of shares or units.  Payment of the management fee is reviewed by and subject to approval of our Compensation Committee.  For the year ended December 31, 2015, we paid our manager approximately $1.1 million for its management services, which represented approximately 38% of the revenues received by our manager and its affiliates in 2015.

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

The following table sets forth information with respect to our director compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Michael V. Shustek	--	$--	$--	$--	$--	$--	$--
Donovan Jacobs	$5,000	--	--	--	--	--	$5,000
Roland M. Sansone	$5,000	--	--	--	--	--	$5,000
Fredrick J. Leavitt (2)	$5,000	--	--	--	--	--	$5,000

(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
(2)	On February 19, 2016, the Board of Directors of MVP REIT, Inc. accepted the resignation of Fredrick Leavitt as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 30, 2016, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 2,490,514 shares of our common stock as of March 30, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 478,032 shares and shared voting and investment power of 18,774 shares	19%

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 30, 2016, by:

•	Each director;
•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,490,514 shares of our total outstanding common stock as of March 30, 2016.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek(1)	8880 West Sunset Rd. Ste 200 Las Vegas, NV 89148	478,032	19%
Donovan Jacobs	1347 Tavern Rd. #18 PMVB201 Alpine, CA 91901	**	**
Roland M. Sansone	2310 E. Sunset Rd #8015 Las Vegas, NV 89119	--	--
All directors and executive officers as a group (5 persons)		478,032	19%

** Less than one percent of our total outstanding common stock.

(1)
Mr. Shustek is the Manager of Vestin Mortgage.  Mr. Shustek is the beneficial owner of 496,806 shares of our common stock, representing approximately 19% of our outstanding common stock (based upon 2,490,514 shares of common stock outstanding at March 30, 2016).  Mr. Shustek, directly owns 454,857 shares of our common stock (totaling 18%) and indirectly owns and has economic benefit of 23,175 shares of our common stock (totaling 0.9%) through his ownership of Vestin Mortgage.  Mr. Shustek has economic benefit of and shares voting and dispositive power of 18,774 shares of our common stock (totaling 0.8%) owned by his spouse, of which 6,327 shares were acquired by her prior to their marriage.

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

Please refer to Note J – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2015 and 2014, RBSMLLP (“RBSM”) rendered services to us as follows:

	2015	2014
Audit Fees	$60,000	$--
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

RBSM did not perform any non-audit services for us in the years ended December 31, 2015 and 2014.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	President and Chief Executive Officer and Director	March 30, 2016
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 30, 2016
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ Donovan Jacobs	Director	March 30, 2016
Donovan Jacobs

/s/ Daryl C. Idler, Jr.	Director	March 30, 2016
Daryl C. Idler, Jr.

/s/ Roland M. Sansone	Director	March 30, 2016
Roland M. Sansone

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(14)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(14)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
10.10 (15)	Purchase and Sale Agreement, dated August 2013, for the acquisition of the parking facilities
10.11 (16)	Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.
10.12(17)	Membership Purchase Agreement, dated March 26, 2014, for purchase of Building C, LLC.
10.13(18)	Separation and Release Agreement, dated August 11, 2014, among Steven Reed, MVP Realty Advisors, LLC, MVP American Securities, LLC and MVP REIT, Inc
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 (iii) Cosolidated Statements of Other Comprehensive Income for the years ended December 31, 2015 and 2014 (iv) Consolidated Statement of Equity for the years ended December 31, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements.

*	Filed concurrently herewith.
(1)	Incorporated herein by reference to Post-Effective Amendment No. 6 to our Form S-4 Registration Statement filed on January 4, 2006 (File No. 333-125121)
(2)	Incorporated herein by reference to Post-Effective Amendment No. 7 to our Form S-4 Registration Statement filed on January 13, 2006 (File No. 333-125121)
(3)	Incorporated herein by reference to the Transition Report on Form 10-K for the nine month transition period ended March 31, 2006 filed on September 7, 2006 (File No. 000-51892)
(5)	Incorporated herein by reference to the Current Report on Form 8-K filed on January 4, 2008 (File No. 000-51892)
(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed on March 14, 2008 (File No. 000-51892)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 11, 2008 (File No. 000-51892)
(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-51892)
(11)	Incorporated herein by reference to the Current Report on Form 8-K filed on June 10, 2009 (File No. 000-51892)
(12)	Incorporated herein by reference to the Current Report on Form 8-K/A filed on November 14, 2011 (File No. 000-51892)
(13)	Incorporated herein by reference to the Current Report on Form 8-K filed on March 16, 2012 (File No. 000-51892)
(14)	Incorporated herein by reference to the Current Report on Form 8-K filed on July 13, 2012 (File No. 000-51892)
(15)	Incorporated herein by reference to the Current Report on Form 8-K filed on August 1, 2013 (File No. 000-51892)
(16)	Incorporated herein by reference to the Current Report on Form 8-K filed on December 26, 2013 (File No. 000-51892)
(17)	Incorporated herein by reference to the Current Report on Form 10-Q filed on May 14, 2013 (File No. 000-51892)
(18)	Incorporated herein by reference to the Current Report on Form 10-Q filed on August 13, 2014 (File No. 000-51892)