Form 10-Q
period 2016-05-17
Vestin Realty Mortgage II, Inc
filed 2016-05-18
CIK 1327603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  [   ]    No   [X]

As of May 17, 2016, there were 2,456,110 shares of the Company’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1
VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$5,467,000	$4,228,000
Prepaid expenses	305,000	323,000
Accounts receivable – related party	315,000	--
Investment in marketable securities - related party	496,000	262,000
Interest and other receivables	217,000	42,000
Investment in MVP REIT II	200,000	200,000
Investments in Delaware Statutory Trusts	3,278,000	1,800,000
Notes receivable, net of allowance of $1,086,000 and $1,099,000 at March 31, 2015 and December 31, 2015, respectively	--	--
Investment in real estate loans, net of allowance for loan losses of $2,450,000 at March 31, 2016 and December 31, 2015.	3,205,000	2,161,000
Fixed assets, net of accumulated depreciation of $1,000 March 31, 2016 and December 31, 2015	20,000	21,000
Due from related parties	383,000	408,000
Assets held for sale	22,523,000	44,545,000
Total assets	$36,409,000	$53,990,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$905,000	$928,000
Deferred gain on sale of assets held for sale	281,000	--
Due to related parties	5,885,000	5,265,000
Liabilities related to assets held for sale	15,655,000	30,306,000
Total liabilities	22,726,000	36,499,000
Commitments and contingencies
Equity
Vestin Realty Mortgage II, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	--	--
Treasury stock, at cost, 0 shares at March 31, 2016 and December 31, 2015.	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,456,110 and 2,490,514 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	--	--
Additional paid-in capital	266,551,000	266,576,000
Accumulated deficit	(254,282,000)	(252,997,000)
Accumulated other comprehensive income	233,000	--
Total Vestin Realty Mortgage II, Inc. stockholders’ equity	12,502,000	13,579,000
Non-controlling interest	1,181,000	3,912,000
Total equity	13,683,000	17,491,000
Total liabilities and equity	$36,409,000	$53,990,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31,
Revenues	2016	2015
Interest income from investment in real estate loans	$230,000	$57,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	1,623,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	13,000
Acquisition fee income	938,000	752,000
Advisor fee	235,000	81,000
Total revenues	1,416,000	2,526,000
Operating expenses
Management fees - related party	274,000	275,000
Wages and benefits	570,000	783,000
Depreciation	1,000	--
Professional fees	257,000	266,000
Seminars	316,000	276,000
Consulting fees	52,000	59,000
Insurance	64,000	65,000
Commissions	904,000	331,000
Travel	9,000	275,000
Other	980,000	444,000
Total operating expenses	3,427,000	2,774,000
Loss from operations	(2,011,000)	(248,000)
Non-operating income
Other income	2,000	--
Recovery from settlement with loan guarantor	149,000	--
Dividend income	1,000	--
Gain on sale of marketable securities	--	1,000
Total other non-operating income	152,000	1,000
Provision for income taxes	--	--
Loss from continuing operations	(1,859,000)	(247,000)
Discontinued operations, net of income taxes
Expenses related to real estate owned held for sale	(37,000)	(105,000)
Income from assets held for sale, net of income taxes	56,000	276,000
Total income from discontinued operations	19,000	171,000
Net loss	(1,840,000)	(76,000)
Net(loss) income attributable to non-controlling interest – related party	(555,000)	96,000
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(1,285,000)	$(172,000)
Basic and diluted income (loss) per weighted average common share
Loss from continuing operations attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(0.53)	$(0.13)
Income from discontinued operations attributable to Vestin Realty Mortgage II, Inc. common stock holders	0.01	0.06
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders - basic and diluted loss per weighted average common share	$(0.52)	$(0.07)
Weighted average common shares outstanding, basic and diluted	2,464,277	2,573,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (unaudited)

	For The Three Months Ended March 31,
	2016	2015

Net loss	$(1,840,000)	$(76,000)

Unrealized holding loss on available-for-sale securities – related party	--	8,000

Unrealized holding gain on available-for-sale securities	233,000	--

Comprehensive loss	(1,607,000)	(68,000)

Less: net income (loss) attributable to noncontrolling interest	(555,000)	96,000

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc.	$(1,052,000)	$(164,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,840,000)	$(76,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	--
Recovery of allowance for doubtful notes receivable	(13,000)	(13,000)
Gain on sale of marketable securities	--	(1,000)
Gain related to recovery of allowance for loan loss	--	(1,623,000)
Change in operating assets and liabilities:
Interest and other receivables	(175,000)	1,000
Assets held for sale, net of liabilities	(109,000)	267,000
Due to/from related parties, net	645,000	572,000
Prepaid expenses – related party	18,000	(182,000)
Other assets	--	106,000
Accounts receivable	(315,000)	--
Accounts payable and accrued liabilities	(23,000)	120,000
Net cash used in operating activities	(1,811,000)	(829,000)
Cash flows from investing activities:
Investments in real estate loans	(1,785,000)	(47,000)
Purchase of investments in real estate loans from third parties	--	(200,000)
Proceeds from loan payoffs	1,000	2,608,000
Sale of investments in real estate loans to third parties	740,000	276,000
Investment in Delaware Statutory Trust	(1,478,000)	(4,000,000)
Proceeds from notes receivable	13,000	13,000
Proceeds related to real estate held for sale	8,025,000	--
Proceeds from distribution income – related party	(1,000)	--
Collection from recovery of loan loss	--	1,623,000
Asset purchase – assets held for sale	(172,000)	(115,000)
Net cash provided by investing activities	5,343,000	158,000
Cash flows from financing activities:
Principal payments on notes payable	--	(23,000)
Purchase of treasury stock	(25,000)	(24,000)
Distribution to noncontrolling interest entity held for sale	(2,176,000)	(82,000)
Payments on note payable on assets held for sale	(92,000)	(144,000)
Net cash used in financing activities	$(2,293,000)	$(273,000)
NET CHANGE IN CASH	1,239,000	(944,000)
Cash, beginning of period	4,228,000	7,541,000
Cash, end of period	$5,467,000	$6,597,000
Supplemental disclosures of cash flows information:
Interest paid	$--	$--
Non-cash investing and financing activities:
Unrealized gain on marketable securities - related party	$233,000	$8,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

In April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company from which our CFO and other members of our accounting staff were employed.  As of March 1, 2016, Ms. Gress and certain members of our accounting staff are no longer employed by Strategix Solutions and are now employed by MVP Realty Advisors.  Ms. Gress and the accounting staff also provide accounting and financial reporting services to MVP REIT, MVP REIT II, VRM I, and VF III.

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC (“MVP Capital”) pursuant to which we increased our ownership interest from 40% to 60% in MVP Advisors, the advisor of MVP REIT, Inc. (“MVP REIT”). At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  Pursuant to the transfer agreement, we and VRM I did not pay any up-front consideration for the acquired interest but will be responsible for our proportionate share of future expenses of MVP Advisors. In recognition of MVP Capital’s substantial investment in MVP Advisors for which MVP Capital received no up-front consideration, the transfer agreement further provides that once we and VRM I have been repaid in full for any capital contributions to MVP Advisors or for any expenses advanced on MVP Advisors’ behalf (“Capital Investment”), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP Capital will receive one-third of the net profits of MVP Advisors. MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States and loans secured by real estate as its core assets.  In March 2015, MVP REIT Inc. announced that it intends to pursue listing its common shares on the NASDAQ Global Market and that it is not clear if or when the listing application will be approved.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which was formed as a publicly registered non traded REIT (“MVP REIT II”). MVP REIT II has been declared effective on October 22, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets, which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The advisory agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but do not include all disclosures required by GAAP.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2016, the Company did not capitalize any such acquisition costs.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three months ended March 31, 2016 and 2015.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I and MVP REIT II, related parties.  The securities are stated at fair value as determined by the closing market prices as of March 31, 2016 and 2015.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the three months ended March 31, 2016 and 2015.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  As of March 31, 2016, the Company operates in all segments.

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

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three months ended March 31, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2016 and December 31, 2015 we had approximately $3.8 and $3.9 million of funds, respectively, in excess of the federally-insured limits.

As of March 31, 2016, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of March 31, 2016, 71% and 24% of our loans were in Nevada and California, respectively, compared to 93% in Nevada at December 31, 2015.

As of March 31, 2016 and December 31, 2015, the loan to our largest borrower represented approximately 43% and 53%, respectively, of our total investment in real estate loans.  This real estate loan is a commercial loan secured by property located in Nevada, with a first lien position.  The interest rate is 15%, the outstanding balance is approximately $2.5 million and the loan is considered a non-performing loan.

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

Common Guarantors

As of December 31, 2015, two loans totaling approximately $1.7 million, representing approximately 38% of our portfolio’s total value, have a common guarantor.  As of March 31, 2016, these loans were paid in full.

As of March 31, 2016 and December 31, 2015, three loans totaling approximately $0.3 million, representing approximately 5.5% and 7%, respectively, of our portfolio’s total value, have a common guarantor.

As of March 31, 2016, three loans totaling approximately $1.1 million, representing approximately 19.6% of our portfolio’s total value, had a common guarantor.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2016 and December 31, 2015, most of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.  As of March 31, 2016 and December 31, 2015, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.8% as of March 31, 2016 and 6.55% as of December 31, 2015). The balance on these loans was approximately $0.3 million as of March 31, 2016 and December 31, 2015.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2016 and December 31, 2015, we had three investments and one investment, respectively, in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2016, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2016, were as follows:

Loan Type	Numer of Loans	Balance*	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses
Commercial	8	$3,914,000	12.47%	69.21%	6.47%
Construction	1	399,000	0.82%	7.06%	6.47%
Acquisition	1	1,342,000	3.08%	23.73%	--
Total	10	$5,655,000	11.16%	100%	43.92%

Investments in real estate loans as of December 31, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,541,000	11.85%	98.48%	60.14%
Construction	1	70,000	0.12%	1.52%	0.44%
Total	8	$4,611,000	11.79%	100.00%	58.61%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2016 and December 31, 2015, was 11.16% and 11.79%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2016:

Loan Type	Number of Loans	March 31, 2016 Balance*	Portfolio Percentage	Number of Loans	December 31, 2015 Balance*	Portfolio Percentage
First deedsof trust	9	$5,655,000	100.00%	8	$4,611,000	100.00%
Second deeds of trust	--	--	--	--	--
Total	9	$5,655,000	100.00%	8	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2016:

Non-performing and past due loans	$2,450,000
January 2016 –March 2016	--
April 2016 – June 2016	--
July 2016 – September 2016	--
October 2016 – December 2016	--
Thereafter	3,205,000
Total	$5,655,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016 Balance *	Portfolio Percentage	December 31, 2015 Balance *	Portfolio Percentage
Nevada	$3,998,000	70.70%	$4,295,000	93.15%
California	1,342,000	23.73%	--	--
Ohio	309,000	5.46%	310,000	6.72%
Arizona	6,000	0.11%	6,000	0.13%
Total	$5,655,000	100.00%	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2016	December 31, 2015
Balance per loan portfolio	$5,655,000	$4,611,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$3,205,000	$2,161,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2016 and December 31, 2015, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.  This loan has been placed on non-accrual of interest status.

At March 31, 2016 and December 31, 2015, the following loan types were non-performing:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2016, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	3,205,000	--	3,205,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	3,205,000	--	3,205,000
Total	$5,655,000	$(2,450,000)	$3,205,000

	As of December 31, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	2,161,000	--	2,161,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	2,161,000	--	2,161,000
Total	$4,611,000	$(2,450,000)	$2,161,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of March 31, 2016 and December 31, 2015, we have provided a specific reserve allowance for one non-performing loan in the amount of $2,450,000 based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  We will continue to evaluate our position in this loan.

Extensions

As of March 31, 2016 and December 31, 2015, our manager had granted extensions on two and one outstanding loan totaling approximately $5.0 million and $2.5 million, respectively, of which our portion was approximately $2.5 million pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E —INVESTMENTS IN DELAWARE STATUTORY TRUST

During the three months ended March 31, 2016, we had investments in two Delaware Statutory Trusts (“DST”) for a total of approximately $1.5 million which have mandatory repurchase agreements which, for accounting purposes, are accounted for in a manner similar to loans. The DST’s hold commercial properties located in Illinois and Florida respectively, which we consider to be the collateral on these loans. Additionally, each DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT and MVP REIT II.  Certain members of the Broker Dealer’s management also guaranteed these loans.  During the three months ended March 31, 2016, we earned approximately $0.1 million in interest.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2016.

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

The sales price for the 8930 Building is $12.1 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $4.0 million of which our share was approximately $2.9 million.  The sales price for the 8905 Building is $5.6 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $2.3 million of which our share was approximately $1.6 million.  The sales price for the 8945 Building is $5.0 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $2.0 of which our share was approximately $1.4 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $30,000 for the 8905 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expires.  Lance Bradford, the former President of MVP REIT is the owner of Stable Development, LLC.

The following is summary of net assets held for sale through March 31, 2016:

March 31, 2016
Assets:
Current assets	$525,000
Property and equipment	21,998,000
Total assets	$22,523,000
Liabilities:
Accounts payable and accrued liabilities	$62,000
Notes payable	15,593,000
Total liabilities	15,655,000
Net assets held for sale	$6,868,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2016.

For The Three Months Ended March 31, 2016

Revenue	$608,000
Revenue eliminated through consolidation	(57,000)
Expenses	(364,000)
Net income	$187,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in VRM I’s consolidated financial statements and its accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of March 31, 2016, we owned 134,545 shares of VRM I’s common stock, representing approximately 10.4% of the total outstanding shares. VRM I’s common stock is listed on the OTC Pink Marketplace. The closing price of VRM I’s common stock on March 31, 2016, was $2.75 per share.

During the three months ended March 31, 2016, the trading price for VRM I’s common stock ranged from $1.10 to $4.85 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

As of March 31, 2016, VRM II purchased 5,000 shares of MVP REIT II’s outstanding common stock for $125,000.

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

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees earned by our manager for the three months ended March 31, 2016 and 2015 were approximately $274,000 and $275,000, respectively, during each period.

As of March 31, 2016 and December 31, 2015, our manager owned 23,175 of our common shares, representing approximately 0.9% of our total outstanding common stock at the respective dates.

As of March 31, 2016 and December 31, 2015, we had receivables from our manager of approximately $20,000 related to consulting and accounting fees.

During September 2015, we and VRM I paid the manager approximately $0.3 million in fees, of which our portion was approximately $0.2 million, related to the investment in Delaware Statutory Trust.

Transactions with Other Related Parties

During the months ended March 31, 2016, the trading price for VRM I’s common stock ranged from $1.10 to $4.85 per share.  For the three months ended March 31, 2016 and 2015, we recognized no dividend income from VRM I.

As of March 31, 2016 and December 31, 2015, VRM I owned 134,270 of our common shares, representing approximately 5.4% of our total outstanding common stock for both periods.

As of March 31, 2016, we owed VRM I of approximately $8,000.  As of December 31, 2015 we had a receivable from VRM I of approximately $4,000.

As of March 31, 2016, we owed Fund III approximately $2,000. As of December 31, 2015 we had a receivable from Fund III of approximately $4,000.

As of March 31, 2016 and December 31, 2015 we had a receivable from Vestin Mortgage of approximately $20,000, for each period, respectively, related to payroll expenses paid by MVP Advisors.

During the three months ended March 31, 2016, we paid Vestin Mortgage a disposal fee of approximately $0.3 million related to the sale of assets held for sale.

As of March 31, 2016 and December 31, 2015, MVP Advisors owed VRM I approximately $4.5 million.

As of March 31, 2016 and December 31, 2015, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual “AS-IS”, “WHERE-IS” appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended March 31, 2016 and 2015 were approximately $0.2 million and $0.6 million, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing’s.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT’s pro rata share.  Debt financing fees for the three months ended March 31, 2016 and 2015 were approximately $23,000, and $12,000, respectively.

MVP Advisors receives a 3% acquisition fee for all acquisitions of MVP REIT.  MVP Advisors received approximately $0.6 million in acquisition fee income from MVP REIT during the three months ended March 31, 2016.

As of March 31, 2016 we have made loans of approximately $12.9 million to MVP Advisors, the manager of MVP REIT.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT. However, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates additional uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on these uncertainties, we have determined to fully impair the balance of this investment and note receivable.

As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As of March 31, 2016 we have made loans of approximately $2.0 million to MVP CP II.  Similar to our investments in MVP Advisors in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds.  Based on uncertainties regarding repayment, during the three months ended March 31, 2016, we have determined to fully impair the entire balance of this loan.

As of March 31, 2016 and December 31, 2015, MVP CP II owed VRM I approximately $1.3 million and $0.7 million, respectively.

From time to time, we may also jointly invest in real property or real estate loans with our affiliates, including VRM I, MVP REIT, Inc. and MVP REIT II, Inc.  These investments are described elsewhere in this report and incorporated herein by reference.

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

Accounting services

Through February 29, 2016, the Company had an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company from which our CFO and other members of our accounting staff were employed.  As of March 1, 2016, Ms. Gress and certain members of our accounting staff are no longer employed by Strategix Solutions and are now employed by MVP Realty Advisors.  Ms. Gress and the accounting staff also provide accounting and financial reporting services to MVP REIT, MVP REIT II, VRM I, and VF III.  During the three months ended March 31, 2016 and 2015, Strategix Solutions received fees of approximately $64,000 and $17,000 respectively.

NOTE J — NOTES PAYABLE

In April 2015, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.9%.  The agreement required a down payment of $39,000 and nine monthly payments of $25,000 beginning on May 27, 2015.  During December 2015, the outstanding balance of the note was paid in full.

During April 2014, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 6.625%, and payable in monthly installment payments of principal and interest totaling approximately $25,000 maturing in January 2036.  During January 2016 this loan was paid in full through the sale of the property.

During April 2014, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.1 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 5.875%, and payable in monthly installment payments of principal and interest totaling approximately $21,000 maturing in May 2037.  During January 2016 this loan was paid in full through the sale of the property.

During July 2014, through the acquisition of Building C, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.81%, and payable in monthly installment payments of principal and interest totaling approximately $49,000, with a lump sum payment of approximately $7.0 million due at maturity in April of 2021.  During January 2016 this loan was paid in full through the sale of the property.

At March 31, 2016, the following loans are reported as liabilities related to assets held for sale:

On May 16, 2014, Wolfpack, LLC and Devonshire, LLC entered into a loan agreement with a financial institution in the amount of $7.8 million, collateralized by real property held in Las Vegas, Nevada. The loan bears an annual interest rate of 4.6% and is payable in monthly installment payments of principal and interest totaling approximately $50,000, with a lump sum payment of approximately $6.3 million due at maturity in June of 2024. This loan agreement replaces their previous loans which held balances of approximately $3.9 million and $3.9 million, respectively, at payoff.

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

As of March 31, 2016, future principal payments on the notes payable are as follows:

2016	$200,000
2017	282,000
2018	296,000
2019	8,022,000
2020	159,000
Thereafter	6,885,000
Total	$15,844,000

NOTE K— FAIR VALUE

As of March 31, 2016 and December 31, 2015, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2016 and December 31, 2015, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/16	Carrying Value on Balance Sheet at 03/31/16
Assets
Investment in marketable securities - related party	$496,000	$--	$--	$496,000	$496,000
Investment in real estate loans	$--	$--	$3,197,000	$3,197,000	$3,205,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/15	Carrying Value on Balance Sheet at 12/31/15
Assets
Investment in marketable securities - related party	$262,000	$--	$--	$262,000	$262,000
Investment in real estate loans	$--	$--	$2,148,000	$2,148,000	$2,161,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2016 to March 31, 2016:

Investment in real estate loans
Balance on January 1, 2016	$2,148,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	1,785,000
Purchase from third parties	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(1,000)
Sale of assets to third parties	(740,000)
Temporary change in estimated fair value based on future cash flows	5,000
Balance on March 31, 2016, net of temporary valuation adjustment	$3,197,000

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

NOTE L— EMPLOYEE BENEFIT PLAN

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

Total expense recorded for the matching 401(k) contribution in the three months ended March 31, 2016 was approximately $15,000.

NOTE M — SEGMENT INFORMATION

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

The following are certain financial data for the Company’s operating segments for the periods:

	For The Three Months Ended March 31,
Revenues	2016	2015
Investment in real estate loans	$243,000	$1,693,000
Investment in real property held for sale	938,000	752,000
Investment in real estate management	235,000	81,000
Total revenues	1,416,000	2,526,000
Operating expenses
Investment in real estate loans	$274,000	$275,000
Investment in real estate management	570,000	783,000
Corporate activities	2,583,000	1,716,000
Total expenses	3,427,000	2,774,000

Total Assets	March 31, 2016	December 31, 2015
Investment in real estate loans	$6,900,000	$4,203,000
Investment in real property held for sale	22,523,000	44,545,000
Corporate assets	6,986,000	5,242,000
Total assets	$36,409,000	$53,990,000

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 5, 2016, we closed on the sale of our interest in two office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Wolfpack Properties, LLC and is located at 8860 West Sunset Road, Las Vegas, Nevada (the “8860 Building”).  The second building was owned by Devonshire, LLC and is located at 8925 West Post Road, Las Vegas, Nevada (the “8925 Building”).

The sales price for the 8860 Building is $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $30,000 for the 8860 Building and $30,000 for the 8925 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expires.  Lance Bradford, the former President of MVP REIT is the owner of Stable Development, LLC.

The Company, along with VRM I and VF III filed a lawsuit against a law firm in connection with that law firms representation of the Company, VRM I and VF III and other related companies in association with a loan, a loan default and bankruptcy matter.  The lawsuit alleged malpractice, negligence and other claims.  On May 4, 2016, the parties agreed to a settlement of the action whereby the company will receive approximately $1.3 million of which our portion is $1.1 million.

Amended Income Tax Returns

The Company recently learned that its federal income tax return for 2013 reported income that the Company never recognized nor received.  The tax return, which was prepared by an outside tax accounting firm, reported income of approximately $11,137,000, which had the effect of erroneously reducing the Company’s reported net operating losses by approximately $11 million.  The Company’s aggregate net operating losses are approximately $228.2 million; therefore, the incorrect reported income of approximately $11,137,000 did not result in the Company paying any federal income taxes for 2013.  The Company has filed amended tax returns for 2013 and 2014 to correct the error.  The outside tax accounting firm involved with this filing has been terminated.

The Company’s financial statements never included the non-existent income and no restatement of the Company’s financial statements is necessary.

The Company’s audit committee is currently investigating this matter.  In its investigation, the audit committee is reviewing, among other things, (i) the actions of its former outside tax accountants who prepared the tax return reporting non-existent income, (ii) what if any involvement or knowledge the Company’s officers or directors had with respect to the filing of the tax return in question and (iii) what if any internal control weaknesses may have contributed to the incorrect tax filing. While the audit committee’s investigation is on-going and no final conclusions have been reached, the Company believes that it may have been victimized by a scheme to improperly reduce the taxes of an unrelated third party. Although the Company did not receive any benefit from the reporting of non-existent income on its tax return, it is possible the Internal Revenue Service could investigate the matter and seek to impose penalties upon the Company. The Company believes it has meritorious defenses to any such claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this quarterly report on Form 10-Q. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” below for a description of some of these risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our investment strategy is to invest in a portfolio of real estate secured loans (including first and second mortgage loans, mezzanine loans, bridge loans, convertible mortgages, variable interest rate real estate secured loans, where a portion of the return is dependent upon performance-based metrics and other loans related to real estate), and direct investments in real property that meet our investment objectives.    In addition, we invest in companies that manage real estate or mortgage investment programs.  We have recently increased our investments in such companies.

During the three months ended March 31, 2016, we funded one loan totaling approximately $1.8 million.  During the three months ended March 31, 2015, we funded one loan totaling approximately $47,000.  As of March 31, 2016, our loan-to-value ratio was 43.92%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the businesses of MVP REIT and MVP REIT II.

As of March 31, 2016, we have made loans of approximately $12.9 million, which amount has been fully allowed for, to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT.  However, MVP REIT recently completed its initial publicly registered offering in September 2015 and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s ability to successfully deploy the offering proceeds. We expect such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

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

As of March 31, 2016 we have made loans of approximately $2.0 million to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $1.1 million loan to MVP CP II.  As of March 31, 2016, MVP REIT II has fulfilled its minimum offering of $2.0 million in subscriptions and has purchased interest in three properties although no rental income has been earned.

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

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $30,000 for the 8905 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers. Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expired. Lance Bradford, the former President of MVP REIT is the owner of Stable Development, LLC.

On April 5, 2016, we closed on the sale of our interest in two office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Wolfpack Properties, LLC and is located at 8860 West Sunset Road, Las Vegas, Nevada (the “8860 Building”).  The second building was owned by Devonshire, LLC and is located at 8925 West Post Road, Las Vegas, Nevada (the “8925 Building”).

The sales price for the 8860 Building is $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the Closing Date, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $30,000 for the 8860 Building and $30,000 for the 8925 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expires.  Lance Bradford, the former President of MVP REIT is the owner of Stable Development, LLC.

As of March 31, 2016, VRM II purchased 5,000 shares of MVP REIT II’s outstanding common stock for $125,000.

Our financial results, including the sources of our revenues and expenses, for the three months ended March 31, 2016 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in a real estate management company and, to a lesser extent, investments in real estate.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, expenses relating to our investments in MVP REIT and MVP REIT II and interest expense will continue to make up a greater portion of our total expenses.  Our advisor fee income related to our investment in MVP Advisors also may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors in its management of MVP REIT. If we decide to make more direct investments in real estate, rental income may make up a greater portion of our total revenues. While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments.  For example, during April 2015, we committed to a plan to sell all interests in our six office buildings.  This plan may result in a further change in the composition of our revenues depending upon how we redeploy the proceeds from such sale.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended March 31, 2016 and the three months ended March 31, 2015

Total Revenue:	2016	2015	$ Change	% Change
Interest income from investment in real estate loans	$230,000	$57,000	$173,000	304%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	1,623,000	(1,623,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	13,000	--	--
Acquisition fee income	938,000	752,000	186,000	25%
Advisor fee	235,000	81,000	154,000	190%
Total	$1,416,000	$2,526,000	$(1,110,000)	(44%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.

Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP REIT II and earns certain fees for these services.  During the three months ended March 31, 2016, MVP REIT purchased 7 properties which resulted in acquisition fee income of approximately $0.9 million.  On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%.  The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.

The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years, the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the three months ended March 31, 2015 this loan was paid in full, and we received approximately $1.6 million.

For additional information see Note D – Investments in Real Estate Loans and Note F – Assets Held for Sale of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1  Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2016	2015	$ Change	% Change
Management fees – related party	$274,000	$275,000	$(1,000)	--
Wages and benefits	570,000	783,000	(213,000)	(27%)
Depreciation	1,000	--	1,000	100%
Professional fees	257,000	266,000	(9,000)	(3%)
Seminars	316,000	276,000	40,000	14%
Consulting	52,000	59,000	(7,000)	(12%)
Insurance	64,000	65,000	(1,000)	(2%)
Commissions	904,000	331,000	573,000	173%
Travel	9,000	275,000	(266,000)	(97%)
Other	980,000	444,000	536,000	121%
Total	$3,427,000	2,774,000	653,000	24%

Wages and benefits were lower during the three months ended March 31, 2016 due to decrease in staff compared to the three months ended March 31, 2015.  During the three months ended March 31, 2016, MVP Advisors incurred and paid 5.25% commission, approximately $0.9 million, to third party brokers for all MVP REIT common shares sold in its in initial public offering (which closed in September 2015) compared to $0.3 million in 2015.

Non-operating income:	2016	2015	$ Change	% Change
Other income	$2,000	$--	$2,000	100%
Recovery from settlement with loan guarantor	149,000	1,000	148,000	14800%
Dividend Income	1,000	--	1,000	100%
Total	$152,000	$1,000	$151,000	15100%

During the three months ended March 31, 2016 we received payments from a loan guarantor for three different loans in the amount $149,000 compared to $1,000 in the three months ended March 31, 2015.

Discontinued operations, net of income taxes:	2016	2015	$ Change	% Change
Expenses related to real estate owned held for sale	(37,000)	(105,000)	68,000	(65%)
Income from assets held for sale, net of income taxes	56,000	276,000	(220,000)	(80%)
Total	$19,000	$171,000	$(152,000)	(89%)

Discontinued operations related to properties that have entered into a purchase sales agreement and are recorded as assets held for sale.

For additional information see Note F – Assets Held for Sale of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2016, net cash flows used in operating activities were approximately $1.8 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  During the three months ended March 31, 2016, cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $1.5 million and investments in new real estate loans of approximately $1.8 million.  In addition, cash flows related to investing activities consisted of cash provided by sale of investments in real estate loans to third parties of approximately $0.7 million and proceeds from the sale of assets held for sale of approximately $8 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $25,000, cash for payments on notes payable of approximately $92,000 and distribution to non-controlling interest entity for real estate held for sale of approximately $2.2 million.

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the three months ended March 31, 2015 this loan was paid in full and we received approximately $1.6 million.

At March 31, 2016, we had approximately $5.5 million in cash, $0.5 million in marketable securities – related party, and approximately $36.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP Advisors to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of March 31, 2016 and 2015, we had notes receivable from MVP Advisor of approximately $12.9 million and $9.2 million, respectively, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT’s public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently completed its initial public offering in September 2015, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the offering proceeds and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

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

This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.  As of March 31, 2016 we have made loans of approximately $2.0 million to MVP CP II, which have been impaired.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of May 16, 2016, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 10 real estate loans, as of March 31, 2016, with a balance of approximately $5.7 million as compared to investments in eight real estate loans, as of December 31, 2015, with a balance of approximately $4.6 million.

For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1  Financial Statements of this Quarterly Report on Form 10-Q.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note I – Related Party Transactions of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1  Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2016, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$48,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$240,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$480,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(48,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(240,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(480,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results.  It is not intended to imply our expectation of future revenues or to estimate earnings.  We believe that the assumptions used above are appropriate to illustrate the possible material impact on the unaudited condensed consolidated financial statements.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2016, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$60,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$298,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$595,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(60,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(298,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(595,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note N– Recent Accounting Pronouncements of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Amended Income Tax Returns

We recently learned that our federal income tax return for 2013 reported income that we never recognized nor received.  The tax return, which was prepared by an outside tax accounting firm, reported income of approximately $11,137,000, which had the effect of erroneously reducing our reported net operating losses by approximately $11 million.  Our aggregate net operating losses are approximately $228.2 million; therefore, the incorrect reported income of approximately $11,137,000 did not result us paying any federal income taxes for 2013.  We have filed amended tax returns for 2013 and 2014 to correct the error.  The outside tax accounting firm involved with this filing has been terminated.

Our financial statements never included the non-existent income and no restatement of our financial statements is necessary.

Our audit committee is currently investigating this matter.  In its investigation, the audit committee is reviewing, among other things, (i) the actions of our former outside tax accountants who prepared the tax return reporting non-existent income, (ii) what if any involvement or knowledge our officers or directors had with respect to the filing of the tax return in question and (iii) what if any internal control weaknesses may have contributed to the incorrect tax filing. While the audit committee’s investigation is on-going and no final conclusions have been reached, we believe that we may have been victimized by a scheme to improperly reduce the taxes of an unrelated third party. Although we did not receive any benefit from the reporting of non-existent income on its tax return, it is possible the Internal Revenue Service could investigate the matter and seek to impose penalties upon us. We believe we have meritorious defenses to any such claim.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.

Based upon management’s evaluation, our CEO and CFO concluded that, as of March 31, 2016 and subject to the disclosures set forth under “Amended Income Tax Returns” under this Item 4, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of March 31, 2016 and subject to the disclosures set forth under “Amended Income Tax Returns” under this Item 4, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation and subject to the disclosures set forth under “Amended Income Tax Returns” under this Item 4, there has been no such change during the first fiscal quarter of 2016.

PART II -	OTHER INFORMATION

None.

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note P - Legal Matters Involving The Company in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the three months ended March 31, 2016, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	--	$--	--	$395,615
February 1, 2016 – February 28, 2016	--	--	--	395,615
March 1, 2016 – March 31, 2016	--	--	--	395,615
Total	--	$--	--	$395,615

ITEM 6     EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1 (2)	Agreement and Plan of Merger between Vestin Fund II, LLC and the Registrant
2.2(12)	Membership Interest Purchase Agreement between VRM I, VRM II and NorthStar Hawaii, LLC
3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (5)	Amendment to Vestin Realty Mortgage II’s Articles of Incorporation, effective December 31, 2007.
3.5 (6)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(14)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(14)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
10.1 (1)	Form of Management Agreement between Vestin Mortgage, LLC and the Registrant
10.2 (1)	Form of Rights Agreement between the Registrant and the rights agent
10.3 (4)	Form of Purchase Agreement
10.4 (4)	Amended and Restated Trust Agreement
10.5 (7)	Intercreditor Agreement, dated June 16, 2008, by and between Vestin Originations, Inc., Vestin Mortgage, LLC, Vestin Realty Mortgage II, Inc., and Owens Mortgage Investment Fund
10.6 (10)	Agreement between Strategix Solutions, LLC and Vestin Realty Mortgage II, Inc. for accounting services.
10.7 (11)	Second Supplemental Indenture, dated as of May 27, 2009 pertaining to Junior Subordinated Indenture
10.8 (11)	First Amendment to Amended and Restated Trust Agreement, dated as of May 27, 2009
10.9 (13)	Deed in Lieu
10.10 (15)	Purchase and Sale Agreement, dated August 2013, for the acquisition of the parking facilities
10.11 (16)	Membership Interest Transfer Agreement, dated as of December 19, 2013, between Registrant and MVP Capital Partners, LLC.
10.12(17)	Membership Purchase Agreement, dated March 26, 2014, for purchase of Building C, LLC.
10.13(18)	Separation and Release Agreement, dated August 11, 2014, among Steven Reed, MVP Realty Advisors, LLC, MVP American Securities, LLC and MVP REIT, Inc
14 (3)	Vestin Realty Mortgage II, Inc. Code of Business Conduct and Ethics
21.1*	List of subsidiaries of the Registrant
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2016 and 2015  (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and, 2015 (v) Notes to the Consolidated Financial Statements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	May 17, 2015

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 17, 2015