Form 10-Q
period 2016-08-15
Vestin Realty Mortgage II, Inc
filed 2016-08-15
CIK 1327603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Registrant's Telephone Number: 702.227.0965

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

Yes  [ X ]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]    No   [X]

As of August 15, 2016, there were 2,421,315 shares of the Company's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1
VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$7,676,000	$4,228,000
Prepaid expenses	456,000	323,000
Investment in marketable securities - related party	448,000	137,000
Interest and other receivables	283,000	42,000
Investment in MVP REIT II	327,000	325,000
Investments in Delaware Statutory Trusts	3,278,000	1,800,000
Notes receivable, net of allowance of $1,086,000 and $1,099,000 at June 30, 2016 and December 31, 2015, respectively	--	--
Investment in real estate loans, net of allowance for loan losses of $2,450,000 at June 30, 2016 and December 31, 2015.	4,725,000	2,161,000
Fixed assets, net of accumulated depreciation of $2,000 and $1,000 at June 30, 2016 and December 31, 2015, respectively	19,000	21,000
Due from related parties	440,000	408,000
Assets held for sale	6,000	44,545,000
Total assets	$17,658,000	$53,990,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$450,000	$928,000
Deferred gain on sale of assets held for sale	620,000	--
Due to related parties	6,809,000	5,265,000
Note payable	146,000	--
Liabilities related to assets held for sale	11,000	30,306,000
Total liabilities	8,036,000	36,499,000
Commitments and contingencies
Equity
Vestin Realty Mortgage II, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	--	--
Treasury stock, at cost, 0 shares at June 30, 2016 and December 31, 2015	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,421,315 and 2,472,089 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	--	--
Additional paid-in capital	266,384,000	266,576,000
Accumulated deficit	(255,307,000)	(252,997,000)
Accumulated other comprehensive income	311,000	--
Total Vestin Realty Mortgage II, Inc. stockholders' equity	11,388,000	13,579,000
Non-controlling interest	(1,766,000)	3,912,000
Total equity	9,622,000	17,491,000

Total liabilities and equity	$17,658,000	$53,990,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Interest income from investment in real estate loans	$189,000	$466,000	$419,000	$523,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	1,623,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	13,000	13,000	26,000
Acquisition fee income	309,000	550,000	1,247,000	1,302,000
Advisor fee income	312,000	127,000	547,000	208,000
Total revenues	810,000	1,156,000	2,226,000	3,682,000
Operating expenses
Management fees – related party	$275,000	$273,000	$549,000	$548,000
MVP REIT II Organization and offering cost	2,000	579,000	2,000	579,000
Wages and benefits	602,000	931,000	1,172,000	1,714,000
Interest expense	2,000	1,000	2,000	1,000
Acquisition expense	--	1,000	--	1,000
Depreciation	1,000	--	2,000	--
Professional fees	362,000	284,000	619,000	550,000
Seminars	406,000	420,000	722,000	696,000
Consulting fees	8,000	81,000	60,000	140,000
Insurance	47,000	65,000	111,000	130,000
Commissions	1,189,000	684,000	2,093,000	1,329,000
Travel	366,000	317,000	375,000	592,000
Other	70,000	230,000	518,000	294,000
Total operating expenses	3,330,000	3,866,000	6,225,000	6,574,000
Loss from operations	(2,520,000)	(2,710,000)	(3,999,000)	(2,892,000)
Non-operating income
Other income	3,000	--	5,000	--
Recovery from settlement with loan guarantor	112,000	--	261,000	--
Dividend income	1,000	--	2,000	--
Gain on marketable securities	--	--	--	1,000
Total other non-operating income	116,000	--	268,000	1,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(2,404,000)	(2,710,000)	(3,731,000)	(2,891,000)
Discontinued operations, net of income taxes
Expenses related to real estate owned held for sale	(12,000)	(90,000)	(49,000)	(195,000)
Disposition expense	(221,000)	--	(753,000)	--
Loss on sale of assets held for sale	(66,000)	--	(66,000)	--
Income (loss) from assets held for sale, net of income taxes	(680,000)	453,000	(624,000)	663,000
Recovery from fully impaired real estate held for sale	1,303,000	--	1,303,000	--
Total income (loss) from discontinued operations	324,000	363,000	(189,000	468,000
Net loss	(2,080,000)	(2,347,000)	(3,920,000)	(2,423,000)
Net (loss) income attributable to non-controlling interest – related party	(1,055,000)	(687,000)	(1,610,000)	(1,416,000)
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(1,025,000)	$(1,660,000)	$(2,310,000)	$(1,007,000)
Basic and diluted income (loss) per weighted average common share
Loss from continuing operations attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(0.64)	$(0.74)	$(0.94)	$(0.50)
Income (loss) from discontinued operations	0.21	0.09	(0.01)	0.11
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders - basic and diluted loss per weighted average common share	$(0.43)	$(0.65)	$(0.95)	$(0.39)
Weighted average common shares outstanding, basic and diluted	2,410,564	2,545,869	2,437,272	2,559,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,080,000)	$(2,347,000)	$(3,920,000)	$(2,423,000)

Unrealized holding gain on available-for-sale securities – related party	--	82,000	--	90,000
Unrealized holding gain on available-for-sale securities	78,000	--	311,000
Comprehensive loss	(2,002,000)	(2,265,000)	(3,609,000)	(2,333,000)
Less: net loss attributable to non-controlling interest	(1,055,000)	(687,000)	(1,610,000)	(1,416,000)

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(947,000)	$(1,578,000)	$(1,999,000)	$(917,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,920,000)	$(2,423,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	--
Recovery of allowance for doubtful notes receivable	(13,000)	(26,000)
Gain on sale of marketable securities	--	(1,000)
Gain related to recovery of allowance for loan loss	--	(1,623,000)
Change in operating assets and liabilities:
Interest and other receivables	(241,000)	(146,000)
Assets held for sale, net of liabilities	380,000	86,000
Due to/from related parties, net	1,512,000	1,746,000
Prepaid expenses – related party	(133,000)	(392,000)
Other assets	--	296,000
Accounts receivable	--	(221,000)
Accounts payable and accrued liabilities	(480,000)	134,000
Net cash used in operating activities	(2,893,000)	(2,570,000)

Cash flows from investing activities:
Investments in real estate loans	(5,806,000)	(3,228,000)
Purchase of investments in real estate loans from third parties	--	(200,000)
Proceeds from loan payoffs	46,000	5,946,000
Sale of investments in real estate loans to third parties	3,196,000	2,317,000
Investment in Delaware Statutory Trust	(1,478,000)	(2,800,000)
Proceeds from notes receivable	13,000	26,000
Proceeds related to real estate held for sale	14,781,000	--
Collection from recovery of loan loss	--	1,623,000
Investments in MVP REIT II	--	(200,000)
Asset purchase – assets held for sale	(172,000)	(115,000)
Net cash provided by investing activities	10,580,000	3,369,000
Cash flows from financing activities:
Principal payments on notes payable	(62,000)	(43,000)
Purchase of treasury stock	(192,000)	(362,000)
Distribution to non-controlling interest entity held for sale	(4,068,000)	(82,000)
Proceeds from note payable	208,000	166,000
Payments on note payable on assets held for sale	(125,000)	(144,000)
Net cash used in financing activities	(4,239,000)	(465,000)
NET CHANGE IN CASH	3,448,000	(333,000)
Cash, beginning of period	4,228,000	7,541,000
Cash, end of period	$7,676,000	$7,874,000
Supplemental disclosures of cash flows information:
Interest paid	$--	$2,000
Non-cash investing and financing activities:
Adjustment to notes receivable and related allowance	$--	$1,600,000
Note payable related to prepaid D & O insurance	$208,000	$166,000
Treasury stock received from loan guarantor	$112,000	$--
Unrealized gain on marketable securities - related party	$311,000	$90,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE A — ORGANIZATION

Vestin Realty Mortgage II, Inc. ("VRM II", the "Company", "we", "us" or "our"), formerly Vestin Fund II, LLC ("Fund II"), invests in loans secured by real estate through deeds of trust or mortgages; hereafter referred to collectively as "deeds of trust" and as defined in our management agreement ("Management Agreement") as mortgage assets ("Mortgage Assets").  In addition, we invest in, acquire, manage or sell real property and acquire entities involved in the ownership or management of real property.  We commenced operations in June 2001.  References in this report to the "Company," "we," "us," or "our" refer to Fund II with respect to the period prior to April 1, 2006 and to VRM II with respect to the period commencing on April 1, 2006.

We operated as a real estate investment trust ("REIT") through December 31, 2011.  We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a REIT, we were required to have a December 31 fiscal year end.  We announced on March 28, 2012 that we have terminated our election to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), effective for the tax year ending December 31, 2012.  Under the Code, we will not be able to make a new election to be taxed as a REIT during the four years following December 31, 2012.  Pursuant to our charter, upon the determination by the Board of Directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter ceased to be in effect and, accordingly, shares of the Company's stock will no longer be subject to such restrictions.  In connection with the termination of our REIT status, we also amended our stockholders' rights plan to provide that a stockholder, other than Michael Shustek, may own up to 20% of outstanding shares of common stock, and that Michael Shustek may own up to 35% of outstanding shares of common stock.

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the "manager" or "Vestin Mortgage"). The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC ("MVP Mortgage"), a licensed Nevada mortgage broker, which is indirectly wholly owned by Mr. Shustek.

Pursuant to a management agreement, our manager is responsible for managing our operations and implementing our business strategies on a day-to-day basis.  Consequently, our operating results are dependent to a significant extent upon our manager's ability and performance in managing our operations and servicing our loans.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. ("VRM I"), as the successor by merger to Vestin Fund I, LLC ("Fund I").  VRM I has investment objectives similar to ours.

In April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC ("Strategix Solutions"), a Nevada limited liability company from which our former CFO and other members of our accounting staff were employed.  As of March 1, 2016, our CFO and certain members of our accounting staff are no longer employed by Strategix Solutions and are now employed by MVP Realty Advisors.  On June 1, 2016, Tracee Gress resigned as the Chief Financial Officer of the Company which resignation is effective as of June 14, 2016.  Also on June 1, 2016, the Board of Directors of the Company appointed Edwin H. Bentzen IV as the new Chief Financial Officer of the Company effective as of June 14, 2016. Mr. Bentzen and the accounting staff also provide accounting and financial reporting services to MVP REIT, Inc. ("MVP REIT"), MVP REIT II, Inc. ("MVP REIT II"), VRM I, and VF III.

In December 2013, we entered into a membership interest transfer agreement with MVP Capital Partners, LLC ("MVP Capital") pursuant to which we increased our ownership interest from 40% to 60% in MVP Realty Advisors, LLC ("MVP Advisors"), the advisor of MVP REIT. At the same time, VRM I acquired from MVP Capital the remaining 40% interest in MVP Advisors.  We and VRM I have agreed to fund certain costs and expenses of MVP REIT through MVP Advisors in proportion to our respective ownership interest.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which was formed as a publicly registered non traded REIT ("MVP REIT II"). MVP REIT II's registrations statement for its initial public offering has been declared effective by the Securities and Exchange Commission on October 22, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.

Through our interest in MVP Advisor and MVP CP II, we have directed, and may continue to direct, a portion of our cash towards development of the businesses of MVP REIT and MVP REIT II.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management's assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company's impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected.  The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral.

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring ("TDR") as defined by ASC 310-40.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

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

Real Estate Owned Held for Sale

Real estate owned held for sale ("REO") includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  We generally seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2016, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three and six months ended June 30, 2016 and 2015.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I and MVP REIT II, related parties.  The securities are stated at fair value as determined by the closing market prices as of June 30, 2016 and December 31, 2015.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other than temporary, we will recognize an impairment loss equal to the difference between the investment's cost and its fair value.

Basic and Diluted Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended June 30, 2016 and December 31, 2015.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  During the six months ended June 30, 2016, the Company operated in all segments.

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

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for business combinations, establishing principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired (including goodwill), the liabilities assumed, and any non-controlling interest in the acquiree. Subsequently, on April 1, 2009, the FASB amended and clarified certain aspects of its authoritative guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We apply the FASB authoritative guidance to all business combinations for which the acquisition date is on or after January 1, 2009, and to certain future income tax effects related to our prior business combinations, should they arise.

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income (loss) to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest.

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

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three and six months ended June 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year's presentation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of June 30, 2016 and December 31, 2015 we had approximately $5.3 and $3.9 million of funds, respectively, in excess of the federally-insured limits.

As of June 30, 2016, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of June 30, 2016, 59% and 37% of our loans were in Nevada and California, respectively, compared to 93% in Nevada at December 31, 2015.

As of June 30, 2016, the loan to our largest borrower represented approximately 37% of our total investment in real estate loans.  This real estate loan is an acquisition and development loan secured by property located in California, with a first lien position.  The interest rate is 9% per annum, the outstanding balance is approximately $2.7 million and the loan is considered a performing loan.  As of December 31, 2015, the loan to our largest borrower represented approximately 53% of our total investment in real estate loans.  This real estate loan is a commercial loan secured by property located in Nevada, with a first lien position.  The interest rate is 15% per annum, the outstanding balance is approximately $2.5 million and the loan is considered a non-performing loan.

The success of a borrower's ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower's ability to refinance the obligation or otherwise raise a substantial amount of cash.  With the weakened economy, credit continues to be difficult to obtain and as such, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower's ability to refinance.

Common Guarantors

As of December 31, 2015, two loans totaling approximately $1.7 million, representing approximately 38% of our portfolio's total value, have a common guarantor.  As of June 30, 2016, these loans were paid in full.

As of June 30, 2016 and December 31, 2015, three loans totaling approximately $0.3 million, representing approximately 4.3% and 7%, respectively, of our portfolio's total value, have a common guarantor.  These loans were considered performing loans as of June 30, 2016.

As of June 30, 2016, three loans totaling approximately $1.1 million, representing approximately 15.2% of our portfolio's total value, had a common guarantor.  These loans were considered performing loans as of June 30, 2016.

As of June 30, 2016, two loans totaling approximately $0.7 million, representing approximately 9.4% of our portfolio's total value, had a common guarantor.  These loans were considered performing loans as of June 30, 2016.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2016 and December 31, 2015, most of our loans provided for interest only payments with a "balloon" payment of principal payable and any accrued interest payable in full at the end of the term.  As of June 30, 2016 and December 31, 2015, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.8% as of June 30, 2016 and December 31, 2015). The balance on these loans was approximately $0.3 million as of June 30, 2016 and December 31, 2015.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2016 and December 31, 2015, we had three investments in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2016, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2016, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	8	$3,956,000	12.44%	55.14%	32.62%
Construction	1	564,000	1.14%	7.86%	14.07%
Acquisition	1	2,655,000	6.04%	37.00%	48.90%
Total	10	$7,175,000	10.82%	100.00%	40.83%

Investments in real estate loans as of December 31, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,541,000	11.85%	98.48%	60.14%
Construction	1	70,000	0.12%	1.52%	0.44%
Total	8	$4,611,000	11.79%	100.00%	58.61%

*	Please see Balance Sheet Reconciliation below.

The "Weighted Average Interest Rate" as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2016 and December 31, 2015, was 10.82% and 11.79%, respectively.  Please see "Non-Performing Loans" and "Asset Quality and Loan Reserves" below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans:

Loan Type	Number of Loans	June 30, 2016 Balance*	Portfolio Percentage	Number of Loans	December 31, 2015 Balance*	Portfolio Percentage

First deeds of trust	9	$7,067,000	98.49%	8	$4,611,000	100.00%
Second deeds of trust	1	108,000	1.51%	--	--	--
Total	10	$7,175,000	100.00%	8	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2016:

Non-performing and past due loans	$2,450,000
January 2016 –March 2016	--
April 2016 – June 2016	--
July 2016 – September 2016	108,000
October 2016 – December 2016	--
Thereafter	4,617,000

Total	$7,175,000

The following is a schedule by geographic location of investments in real estate loans:

	June 30, 2016 Balance *	Portfolio Percentage	December 31, 2015 Balance *	Portfolio Percentage

Nevada	$4,206,000	58.62%	$4,295,000	93.15%
California	2,655,000	37.00%	--	--
Ohio	308,000	4.29%	310,000	6.72%
Arizona	6,000	0.09%	6,000	0.13%
Total	$7,175,000	100.00%	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	June 30, 2016	December 31, 2015
Balance per loan portfolio	$7,175,000	$4,611,000
Less:
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$4,725,000	$2,161,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2016 and December 31, 2015, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan has been placed on non-accrual of interest status and is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.

At June 30, 2016 and December 31, 2015, the following loan types were non-performing:

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

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio

•	The borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2016, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans:

	June 30, 2016
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	4,725,000	--	4,725,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	4,725,000	--	4,725,000
Total	$7,175,000	$(2,450,000)	$4,725,000

	As of December 31, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	2,161,000	--	2,161,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	2,161,000	--	2,161,000

Total	$4,611,000	$(2,450,000)	$2,161,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of June 30, 2016 and December 31, 2015, we have provided a specific reserve allowance for one non-performing loan in the amount of $2,450,000 based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  We will continue to evaluate our position in this loan.

Extensions

As of June 30, 2016 and December 31, 2015, our manager had granted extensions on one outstanding loan totaling approximately $2.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower's obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E —INVESTMENTS IN DELAWARE STATUTORY TRUST

As of June 30, 2016, we had investments in two Delaware Statutory Trusts ("DST") for a total of approximately $3.3 million which have mandatory repurchase agreements which, for accounting purposes, are accounted for in a manner similar to loans. The DST's hold commercial properties located in Illinois and Florida respectively, which we consider to be the collateral on these loans. Additionally, each DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT and MVP REIT II.  Certain members of the Broker Dealer's management also guaranteed these loans.  During the three and six months ended June 30, 2016, we earned approximately $0.1 million and $0.2 million in interest, respectively.

NOTE F —ASSETS HELD FOR SALE

During April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building's operating results of operations as discontinued operations.

Assets and groups of assets and liabilities which comprise disposal groups are classified as "held for sale" when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the balance sheet date, and significant changes to the plan to sell are not expected. Assets held for sale are not depreciated.

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2016.

On January 29, 2016, we closed on the sale of our interest in three office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Building C, LLC and is located at 8930 West Sunset Road, Las Vegas, Nevada (the "8930 Building").  The second building was owned by SE Property Investments, LLC and is located at 8905 West Post Road, Las Vegas, Nevada (the "8905 Building") and the third building was owned by ExecuSuite Properties, LLC and is located at 8945 West Post Road, Las Vegas, Nevada (the "8945 Building").

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

On April 5, 2016, we closed on the sale of our interest in two office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Wolfpack Properties, LLC and is located at 8860 West Sunset Road, Las Vegas, Nevada (the "8860 Building").  The second building was owned by Devonshire, LLC and is located at 8925 West Post Road, Las Vegas, Nevada (the "8925 Building").

The sales price for the 8860 Building is $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million.

On May 13, 2016, we closed on the sale of our interest in an office building that we owned with VRM I through various subsidiaries.  The building was owned by Building A, LLC and is located at 8880 West Sunset Road, Las Vegas, Nevada (the "8880 Building").

The sales price for the 8880 Building is $12.3 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $8.2 million of which our share was approximately $5.9 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the closing dates of the building sales, to repurchase the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $65,000 for the 8880 building, $30,000 for the 8905 Building, $30,000 for the 8860 Building, $30,000 for the 8925 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expires.  Lance Bradford, the former President of MVP REIT is an owner of Stable Development, LLC.

As of June 30, 2016 all assets previously held for sale have been sold.

The following is a summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2016 and 2015.

	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	For The Six Months Ended June 30, 2015

Revenue	$335,000	$1,124,000	$943,000	$2,299,000
Revenue eliminated through consolidation	--		(57,000)
Expenses	(1,015,000)	(671,000)	(1,510,000)	(1,636,000)
Net income (loss)	$(680,000)	$453,000	$(624,000)	$663,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in VRM I's consolidated financial statements and its accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of June 30, 2016, we owned 134,545 shares of VRM I's common stock, representing approximately 10.8% of the total outstanding shares. VRM I's common stock is listed on the OTC Pink Marketplace. The closing price of VRM I's common stock on June 30, 2016, was $3.33 per share.

During the six months ended June 30, 2016, the trading price for VRM I's common stock ranged from $2.01 to $3.42 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE H — INVESTMENT IN MVP REIT II

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II, a Maryland corporation, which was formed as a publicly registered non traded REIT ("MVP REIT II"). MVP REIT II's registration statement has been declared effective by the SEC on October 23, 2015.  MVP REIT II is a proposed $550,000,000 offering with the proceeds raised from the offering being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.

As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets, which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2016, we held 5,000 shares of MVP REIT II's outstanding common stock, purchased in December 2015, for $125,000.

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees earned by our manager for the three months ended June 30, 2016 and 2015 were approximately $275,000 and $273,000, respectively, during each period.  The amount of management fees earned by our manager for the six months ended June 30, 2016 and 2015 were approximately $549,000 and $548,000, respectively, during each period.

As of June 30, 2016 and December 31, 2015, our manager owned 23,175 of our common shares, representing approximately 1.0% of our total outstanding common stock at the respective dates.

During September 2015, we and VRM I paid the manager approximately $0.3 million in fees, of which our portion was approximately $0.2 million, related to the investment in Delaware Statutory Trust.

Transactions with Other Related Parties

During the three months ended June 30, 2016, the trading price for VRM I's common stock ranged from $2.01 to $3.42 per share.  For the three and six months ended June 30, 2016 and 2015, we recognized no dividend income from VRM I.

As of June 30, 2016 and December 31, 2015, VRM I owned 134,270 of our common shares, representing approximately 5.5% of our total outstanding common stock for both periods.

During the three and six months ended June 30, 2016, we paid Vestin Mortgage a disposition fee of approximately $0.2 million and $0.8 million, respectively, related to the sale of assets held for sale.

As of June 30, 2016 and December 31, 2015, MVP Advisors owed VRM I approximately $4.5 million.

As of June 30, 2016 and December 31, 2015, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended June 30, 2016 and 2015 were approximately $0.2 million and $0.1 million, respectively. Asset management fees for the six months ended June 30, 2016 and 2015 were approximately $0.5 million and $0.2 million, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing's.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT's pro rata share.  Debt financing fees for the three months ended June 30, 2016 and 2015 were approximately $23,000, and $18,000, respectively. Debt financing fees for the six months ended June 30, 2016 and 2015 were approximately $49,000, and $30,000, respectively.

MVP Advisors receives a 3% acquisition fee for all acquisitions of MVP REIT.  MVP Advisors received approximately $0.3 million and $0.1 million in acquisition fee income from MVP REIT during the three months ended June 30, 2016 and 2015, respectively.  MVP Advisors received approximately $0.5 million and $0.2 million in acquisition fee income from MVP REIT during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 we have made loans of approximately $12.9 million to MVP Advisors, the manager of MVP REIT.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT. However, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates additional uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on these uncertainties, we have determined to fully impair the balance of this investment and note receivable.

As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As of June 30, 2016 we have made loans of approximately $2.0 million to MVP CP II.  Similar to our investments in MVP Advisors in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds.  Based on uncertainties regarding repayment, during the three months ended June 30, 2016, we have determined to fully impair the entire balance of this loan.

As of June 30, 2016 and December 31, 2015, MVP CP II owed VRM I approximately $2.3 million and $0.7 million, respectively.

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

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11% per annum. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the six months ended June 30, 2015, this loan was paid in full and we received approximately $1.6 million.

NOTE J — NOTES PAYABLE

In April 2015, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.9%.  The agreement required a down payment of $39,000 and nine monthly payments of $25,000 beginning on May 27, 2015.  During December 2015, the outstanding balance of the note was paid in full.

In April 2016, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.8%.  The agreement required a down payment of $37,000 and nine monthly payments of $21,000 beginning on May 27, 2016.  As of June 2016, the outstanding balance of the note was approximately $0.1 million.

During April 2014, through the acquisition of SE Properties, the Company assumed the liability on a loan with a balance of approximately $3.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 6.625%, and payable in monthly installment payments of principal and interest totaling approximately $25,000 maturing in January 2036.  During January 2016 this loan was assigned to the buyer and the Company was released from the debt through the sale of the property.

During April 2014, through the acquisition of ExecuSuites, the Company assumed the liability on a loan with a balance of approximately $3.1 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 5.875%, and payable in monthly installment payments of principal and interest totaling approximately $21,000 maturing in May 2037.  During January 2016 this loan was assigned to the buyer and the Company was released from the debt through the sale of the property.

During July 2014, through the acquisition of Building C, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.81%, and payable in monthly installment payments of principal and interest totaling approximately $49,000, with a lump sum payment of approximately $7.0 million due at maturity in April of 2021.  During January 2016 this loan was assigned to the buyer and the Company was released from the debt through the sale of the property.

On May 16, 2014, Wolfpack, LLC and Devonshire, LLC entered into a loan agreement with a financial institution in the amount of $7.8 million, collateralized by real property held in Las Vegas, Nevada. The loan bears an annual interest rate of 4.6% and is payable in monthly installment payments of principal and interest totaling approximately $50,000, with a lump sum payment of approximately $6.3 million due at maturity in June of 2024. This loan agreement replaces their previous loans which held balances of approximately $3.9 million and $3.9 million, respectively, at payoff. During April 2016 this loan was assigned to the buyer and the Company was released from the debt through the sale of the property.

During August 2014, through the acquisition of Building A, the Company assumed the liability on a loan with a balance of approximately $8.4 million, collateralized by real property located in Las Vegas, Nevada, bearing an annual interest rate of 4.969%, and payable in monthly installment payments of principal and interest totaling approximately $46,000, with a lump sum payment of approximately $7.8 million due at maturity in April of 2019.  During May 2016 this loan was assigned to the buyer and the Company was released from the debt through the sale of the property.

As of June 30, 2016, future principal payments on the notes payable are as follows:

2016	$146,000
2017	--
2018	--
2019	--
2020	--
Thereafter	--
Total	$146,000

NOTE K— FAIR VALUE

As of June 30, 2016 and December 31, 2015, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of June 30, 2016 and December 31, 2015, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/16	Carrying Value on Balance Sheet at 06/30/16
Assets
Investment in marketable securities - related party	$575,000	$--	$--	$575,000	$575,000
Investment in real estate loans	$--	$--	$4,727,000	$4,727,000	$4,725,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/15	Carrying Value on Balance Sheet at 12/31/15
Assets
Investment in marketable securities - related party	$262,000	$--	$--	$262,000	$262,000
Investment in real estate loans	$--	$--	$2,148,000	$2,148,000	$2,161,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2016 to June 30, 2016:

Investment in real estate loans

Balance on January 1, 2016	$2,148,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	5,806,000
Purchase from third parties	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(46,000)
Sale of assets to third parties	(3,196,000)
Temporary change in estimated fair value based on future cash flows	15,000

Balance on June 30, 2016, net of temporary valuation adjustment	$4,727,000

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

NOTE L— EMPLOYEE BENEFIT PLAN

MVP Advisors maintains a 401(k) Plan (the "Plan"), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations. The Company provides for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

Total expense recorded for the matching 401(k) contribution in the three and six months ended June 30, 2016 was approximately $12,000 and $27,000, repsectively.

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

Assets related to investments in real property are currently listed as held for sale. Revenues, net of expenses for this segment are reported in discontinued operations.

The following are certain financial data for the Company's operating segments for the periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Investment in real estate loans	$189,000	$479,000	$432,000	$2,172,000
Investment in real estate management	621,000	127,000	1,794,000	208,000
Total revenues	810,000	1,156,000	2,226,000	3,682,000

Operating expenses
Investment in real estate loans	$275,000	$273,000	$549,000	$548,000
Investment in real property	2,000	2,000	2,000	2,000
Investment in real estate management	602,000	931,000	1,172,000	1,714,000
Corporate activities	2,451,000	2,660,000	4,502,000	4,310,000
Total expenses	3,330,000	3,866,000	6,225,000	6,574,000

Total Assets	June 30, 2016	December 31, 2015
Investment in real estate loans	$8,286,000	$4,203,000
Investment in real property held for sale	6,000	44,545,000
Corporate assets	9,366,000	5,242,000
Total assets	$17,658,000	$53,990,000

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first and second quarter of 2016, and early adoption is permitted. We are currently evaluating the potential impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

NOTE O — LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the "Commission"), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I, and Fund III.  We fully cooperated during the course of the investigation.  On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the "Order").  Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the "Respondents"), consented to the entry of the Order without admitting or denying the findings therein.

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in Fund III and in our predecessor, Vestin Fund II, LLC.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek's suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order.

Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager's financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager's net income in any particular period.

NOTE P — LEGAL MATTERS INVOLVING THE COMPANY

On February 7, 2012, we, VRM I and Fund III entered into a Deed in Lieu Agreement with a borrower in lieu of the foreclosure of our subordinated secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss, of approximately $9.9 million, of which our portion was approximately $9.0 million. Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC ("1701 Commerce") received a deed to the secured property operated as the Sheraton Hotel and Spa Fort Worth, Texas (the "Hotel").  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to seek relief from a pending foreclosure of the Hotel by the senior mortgage lien holder and to preserve and protect 1701 Commerce's equity and the interests of other Hotel creditors.  Due to the uncertainty and disputes involving the Hotel, we recorded this investment as Other Real Estate Owned on our balance sheet until August 23, 2012. On July 17, 2013 the Hotel was sold to a third party for the sum of $49.3 million.  The net proceeds of the sale and the cash on hand as of the date of the sale were used to pay all 1701 Commerce creditors 100% of their claim plus interest, with the balance distributed to us and our two partners, VRM I and Fund III. On February 4, 2015, the court entered its final decree closing the case.

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

NOTE Q — COMMITMENTS AND CONTINGENCIES

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

Our audit committee is currently investigating this matter.  In its investigation, the audit committee is reviewing, among other things, (i) the actions of our former outside tax accountants who prepared the tax return reporting non-existent income, (ii) what if any involvement or knowledge our officers or directors had with respect to the filing of the tax return in question and (iii) what if any internal control weaknesses may have contributed to the incorrect tax filing. While the audit committee's investigation is on-going and no final conclusions have been reached, we believe that we may have been victimized by a scheme to improperly reduce the taxes of an unrelated third party. Although we did not receive any benefit from the reporting of non-existent income on its tax return, it is possible the Internal Revenue Service could investigate the matter and seek to impose penalties upon us. We believe we have meritorious defenses to any such claim.

NOTE R — SUBSEQUENT EVENTS

There have been no material subsequent events to evaluate through the date of this filing with the SEC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with our financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" below for a description of some of these risks and uncertainties.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission ("SEC").  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During the six months ended June 30, 2016, we funded one loan totaling approximately $2.8 million.  During the six months ended June 30, 2015, we funded three loans totaling approximately $0.2 million.  As of June 30, 2016, our loan-to-value ratio was 40.83%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.

Through our interest in MVP Advisor and MVP CP II, we have directed, and may continue to direct, a portion of our cash towards development of the businesses of MVP REIT and MVP REIT II.

As of June 30, 2016, we have made loans of approximately $12.9 million, which amount has been fully allowed for, to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it renders to MVP REIT.  However, MVP REIT recently completed its initial publicly registered offering in September 2015 and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. On March 20, 2014, our board of directors agreed to continue funding MVP Advisors.  We recorded an impairment of this investment due to uncertainty as to when we will be repaid the amounts loaned.  To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT's ability to successfully deploy the offering proceeds. We expect such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the SEC and all of the states.  MVP REIT II's registration statement has been declared effective by the SEC on October 22, 2015.  MVP REIT II is offering up to $550,000,000 in shares of common stock.  The proceeds raised from the offering are being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors will receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors will also receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of June 30, 2016 we have made loans of approximately $3.4 million to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, the amount of fees may not be significant during the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $1.1 million loan to MVP CP II.  As of June 30, 2016, MVP REIT II has fulfilled its minimum offering of $2.0 million in subscriptions and has purchased interest in four properties although no rental income has been earned.

During April 2015, we committed to a plan to sell all interests in our six office buildings, at which point we began classifying the related assets as assets held for sale, and the related liabilities as liabilities related to assets held for sale. Additionally, we have classified the six office building's results as discontinued operations.  On January 29, 2016, we closed on the sale of its interest in three office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Building C, LLC and is located at 8930 West Sunset Road, Las Vegas, Nevada (the "8930 Building").  The second building was owned by SE Property Investments, LLC and is located at 8905 West Post Road, Las Vegas, Nevada (the "8905 Building") and the third building was owned by ExecuSuite Properties, LLC and is located at 8945 West Post Road, Las Vegas, Nevada (the "8945 Building").

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

On April 5, 2016, we closed on the sale of our interest in two office buildings that we owned with VRM I through various subsidiaries.  The first building was owned by Wolfpack Properties, LLC and is located at 8860 West Sunset Road, Las Vegas, Nevada (the "8860 Building").  The second building was owned by Devonshire, LLC and is located at 8925 West Post Road, Las Vegas, Nevada (the "8925 Building").

The sales price for the 8860 Building is $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million.

On May 13, 2016, we closed on the sale of our interest in an office building that we owned with VRM I through various subsidiaries.  The building was owned by Building A, LLC and is located at 8880 West Sunset Road, Las Vegas, Nevada (the "8880 Building").

The sales price for the 8880 Building is $12.3 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $8.2 million of which our share was approximately $5.9 million.

We and VRM I, through its subsidiaries, have the right, for a period of one year from the closing dates of the building sales, to repurchase one or more of the buildings at a price equal to (i) the sales price for each building, plus (ii) $65,000 for the 8930 Building, $65,000 for the 8880 building, $30,000 for the 8905 Building, $30,000 for the 8860 Building, $30,000 for the 8925 Building and $30,000 for the 8945 Building, plus (iii) twelve percent less any profit realized by the purchaser of the building being repurchased.  Stable Development, LLC, a limited liability company is the manager of and owns a 15% interest in each of the purchasers.  Due to this repurchase right, we have recorded the gain on sale as deferred revenue, to be recognized when the repurchase right is exercised or expires.  Lance Bradford, the former President of MVP REIT is an owner of Stable Development, LLC.

As of June 30, 2016, VRM II held 5,000 shares of MVP REIT II's outstanding common stock, purchased in December 2015, for $125,000.

Our financial results, including the sources of our revenues and expenses, for the three months ended June 30, 2016 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in a real estate management company.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, expenses relating to our investments in MVP REIT and MVP REIT II will continue to make up a greater portion of our total expenses.  Our advisor fee income related to our investment in MVP Advisors and MVP CP II also may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors and MVP CP II in their management of MVP REIT and MVP REIT II. If we decide to make more direct investments in real estate, rental income may make up a greater portion of our total revenues. While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments.  For example, during April 2015, we committed to a plan to sell all interests in our six office buildings.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended June 30, 2016 and the three months ended June 30, 2015

Total Revenue:	2016	2015	$ Change	% Change
Interest income from investment in real estate loans	$189,000	$466,000	$(277,000)	(59%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	13,000	(13,000)	(100%)
Acquisition fee income	309,000	550,000	(241,000)	(44%)
Advisor fee	312,000	127,000	185,000	146%
Total	$810,000	$1,156,000	$(346,000)	(30%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.

Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP REIT II and earns certain fees for these services.  During the three months ended June 30, 2016, MVP REIT II purchased properties which resulted in acquisition fee income of approximately $0.3 million.  During the three months ended June 30, 2016, MVP REIT and MVP REIT II paid a combined advisor fee income of approximately $0.3 million.

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

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2016	2015	$ Change	% Change
Management fees – related party	$275,000	$273,000	$2,000	1%
MVP REIT II organization and offering costs	2,000	579,000	(577,000)	(100%)
Wages and benefits	602,000	931,000	(329,000)	(35%)
Interest expense	2,000	1,000	1,000	100%
Acquisition expense	--	1,000	(1,000)	(100%)
Depreciation	1,000	--	1,000	100%
Professional fees	362,000	284,000	78,000	27%
Seminars	406,000	420,000	(14,000)	(3%)
Consulting	8,000	81,000	(73,000)	(90%)
Insurance	47,000	65,000	(18,000)	(28%)
Commissions	1,189,000	684,000	505,000	74%
Travel	366,000	317,000	49,000	15%
Other	70,000	230,000	(160,000)	(70%)
Total	$3,330,000	$3,866,000	$(536,000)	(14%)

Wages and benefits were lower during the three months ended June 30, 2016 due to decrease in staff compared to the three months ended June 30, 2015.  During the three months ended June 30, 2016, MVP Advisors incurred and paid 5.25% commission, approximately $1.2 million, to third party brokers for all MVP REIT common shares sold in its in initial public offering (which closed in September 2015) compared to $0.7 million in 2015.

Non-operating income:	2016	2015	$ Change	% Change
Other income	$3,000	$--	$3,000	100%
Recovery from settlement with loan guarantor	112,000	--	112,000	100%
Dividend Income	1,000	--	1,000	100%
Total	$116,000	$--	$116,000	100%

During the three months ended June 30, 2016 we received payments from a loan guarantor for three different loans in the amount $112,000. No such payment was received in the three months ended June 30, 2015.

Discontinued operations, net of income taxes:	2016	2015	$ Change	% Change
Expenses related to real estate owned held for sale	$(12,000)	$(90,000)	$78,000	(87%)
Loss on sale of assets held for sale	(66,000)	--	(66,000)	(100%)
Disposition expense	(221,000)	--	(221,000)	(100%)
Income (loss) from assets held for sale, net of income taxes	(680,000)	453,000	(1,133,000)	(250%)
Recovery from fully impaired real estate held for sale	1,303,000	--	1,303,000	100%
Total	$324,000	$363,000	$(39,000)	(11%)

Discontinued operations related to properties that have entered into a purchase sales agreement and are recorded as assets held for sale.

For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

Comparison of operating results for the six months ended June 30, 2016 and the six months ended June 30, 2015

Total Revenue:	2016	2015	$ Change	% Change
Interest income from investment in real estate loans	$419,000	$523,000	$(104,000)	(20%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	1,623,000	(1,623,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	26,000	(13,000)	(50%)
Acquisition fee income	1,247,000	1,302,000	(55,000)	(4%)
Advisor fee	547,000	208,000	339,000	163%
Total	$2,226,000	$3,682,000	$(1,456,000)	(40%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.

Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP REIT II and earns certain fees for these services.  During the six months ended June 30, 2016, MVP REIT and MVP REIT II purchased properties which resulted in acquisition fee income of approximately $1.3 million.  During the six months ended June 30, 2016, MVP REIT and MVP REIT II paid a combined advisor fee income of approximately $0.6 million.

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

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2016	2015	$ Change	% Change
Management fees – related party	$549,000	$548,000	$1,000	0.18%
MVP REIT II organization and offering costs	2,000	579,000	(577,000)	99%
Wages and benefits	1,172,000	1,714,000	(542,000)	(32%)
Interest expense	2,000	1,000	1,000	100%
Acquisition expense	--	1,000	(1,000)	(100%)
Depreciation	2,000	--	2,000	100%
Professional fees	619,000	550,000	69,000	13%
Seminars	722,000	696,000	26,000	4%
Consulting	60,000	140,000	(80,000)	(57%)
Insurance	111,000	130,000	(19,000)	(15%)
Commissions	2,093,000	1,329,000	764,000	57%
Travel	375,000	592,000	(217,000)	(37%)
Other	518,000	294,000	224,000	76%
Total	$6,225,000	$6,574,000	$(349,000)	(5%)

Wages and benefits were lower during the six months ended June 30, 2016 due to decrease in staff compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, MVP Advisors incurred and paid 5.25% commission, approximately $2.1 million, to third party brokers for all MVP REIT common shares sold in its in initial public offering (which closed in September 2015) compared to $1.3 million in 2015.

Non-operating income:	2016	2015	$ Change	% Change
Other income	$5,000	$--	$5,000	100%
Recovery from settlement with loan guarantor	261,000	--	261,000	100%
Gain on marketable securities	--	1,000	(1,000)	(100%)
Dividend Income	2,000	--	2,000	100%
Total	$268,000	$1,000	$267,000	26,700%

During the six months ended June 30, 2016 we received payments from a loan guarantor for three different loans in the amount $261,000. No such payments were received in the six months ended June 30, 2015.

Discontinued operations, net of income taxes:	2016	2015	$ Change	% Change
Expenses related to real estate owned held for sale	$(49,000)	$(195,000)	$146,000	(75%)
Loss on sale of asset held for sale	(66,000)	--	(66,000)	(100%)
Disposition expense	(753,000)	--	(753,000)	(100%)
Income (loss) from assets held for sale, net of income taxes	(624,000)	663,000	(1,287,000)	(194%)
Recovery from fully impaired real estate held for sale	1,303,000	--	1,303,000	100%
Total	$(189,000)	$468,000	$(657,000)	(141%)

Discontinued operations related to properties that have entered into a purchase sales agreement and are recorded as assets held for sale.

For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate assets.  Distributable cash flow generated from such loans is paid out to our stockholders, in the form of a dividend.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months.  We may pay our manager an annual management fee of up to 0.25% of the aggregate capital received by Fund II and us from the sale of shares or membership units.

During the six months ended June 30, 2016, net cash flows provided by operating activities were approximately $2.9 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  During the six months ended June 30, 2016, cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $1.5 million and investments in new real estate loans of approximately $5.8 million.  In addition, cash flows related to investing activities consisted of cash provided by sale of investments in real estate loans to third parties of approximately $3.2 million and proceeds from the sale of assets held for sale of approximately $14.7 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $192,000, cash for payments on notes payable of approximately $62,000, cash for payments on notes payable on assets held for sale of approximately $125,000 and distribution to non-controlling interest entity for real estate held for sale of approximately $4.1 million.

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11%. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the six months ended June 30, 2015 this loan was paid in full and we received approximately $1.6 million.

At June 30, 2016, we had approximately $7.7 million in cash, $0.5 million in marketable securities – related party, and approximately $17.7 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

During April 2012, we contributed $1,000 for a 40% interest in MVP Advisors. Mr. Shustek, through a wholly owned company named MVP Capital Partners, LLC ("MVP CP") contributed $1,500 for a 60% interest in MVP Advisors. In December 2013, we and MVP CP entered into a membership interest transfer agreement (the "Transfer Agreement"), dated as of December 19, 2013, pursuant to which we acquired from MVP CP an additional 20% of the membership interests (the "Acquired Interests") of MVP Advisor. The Company and VRM I now own 60% and 40%, respectively, of the aggregate membership interests of MVP Advisors.

Pursuant to the Transfer Agreement, we did not pay any up-front consideration for the Acquired Interests, but will be responsible for our proportionate share of future expenses of MVP Advisor. In recognition of MVP CP's substantial investment in MVP Advisor for which MVP CP received no up-front consideration, the Transfer Agreement and the amended operating agreement of MVP Advisor further provide that once we and VRM I have been repaid in full for any capital contributions to MVP Advisor or for any expenses advanced on MVP Advisor's behalf ("Capital Investment"), and once we and VRM I have received an annualized return on our Capital Investment of 7.5%, then MVP CP will receive one-third of the net profits of MVP Advisor.

Through our interest in MVP Advisor, we have directed, and may continue to direct, a portion of our cash towards development of the business of MVP REIT. As of June 30, 2013, we and MVP CP had loaned approximately $3.6 million and approximately $1.2 million, respectively, to MVP Advisors related to MVP REIT, Inc.  On June 30, 2013, MVP CP decided to forgive the full amount of its $1.2 million loan.  We have not forgiven the balance due from MVP Advisors. However the decision by MVP Advisors to forgive the full amount of its loans created uncertainty as to when we will be repaid the amounts loaned to MVP Advisors. Based on this uncertainty, we determined to treat as fully impaired the balance of this investment and note receivable. During the six months ended June 30, 2014, we provided additional advances to MVP Advisor of $1.0 million.  As of June 30, 2016 and 2015, we had notes receivable from MVP Advisor of approximately $12.9 million and $10.5 million, respectively, which amount has been fully allowed for. To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT's public offering and its ability to successfully deploy the offering proceeds. While we expect any such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors, such fees may not be significant in the near term as MVP REIT only recently completed its initial public offering in September 2015, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the offering proceeds and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

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

This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.  As of June 30, 2016 we have made loans of approximately $3.9 million to MVP CP II, which have been impaired.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of August 15, 2016, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 10 real estate loans, as of June 30, 2016, with a balance of approximately $7.2 million as compared to investments in eight real estate loans, as of December 31, 2015, with a balance of approximately $4.6 million.

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

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans or investments in real estate, thereby providing us with additional capital to invest in real estate or make additional loans.  For further information regarding related party transactions, refer to Note I – Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2016, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$50,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$250,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$500,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(50,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(250,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(500,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results.  It is not intended to imply our expectation of future revenues or to estimate earnings.  We believe that the assumptions used above are appropriate to illustrate the possible material impact on the consolidated financial statements.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio.  Our manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2016, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$72,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$359,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$718,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(72,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(359,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(718,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note O– Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

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

Our audit committee is currently investigating this matter.  In its investigation, the audit committee is reviewing, among other things, (i) the actions of our former outside tax accountants who prepared the tax return reporting non-existent income, (ii) what if any involvement or knowledge our officers or directors had with respect to the filing of the tax return in question and (iii) what if any internal control weaknesses may have contributed to the incorrect tax filing. While the audit committee's investigation is on-going and no final conclusions have been reached, we believe that we may have been victimized by a scheme to improperly reduce the taxes of an unrelated third party. Although we did not receive any benefit from the reporting of non-existent income on its tax return, it is possible the Internal Revenue Service could investigate the matter and seek to impose penalties upon us. We believe we have meritorious defenses to any such claim.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.

Based upon management's evaluation, our CEO and CFO concluded that, as of June 30, 2016 and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of June 30, 2016 and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, there has been no such change during the second fiscal quarter of 2016.

PART II -	OTHER INFORMATION

None.

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note P - Legal Matters Involving The Company in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the six months ended June 30, 2016, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	--	$--	--	$395,615
February 1, 2016 – February 28, 2016	--	--	--	395,615
March 1, 2016 – March 31, 2016	--	--	--	395,615
April 1, 2016 – April 30, 2016	--	--	--	395,615
May 1, 2016 – May 31, 2016	--	--	--	395,615
June 1, 2016 – June 30, 206	22,795	2.40	22,795	341,048
Total as of June 30, 2016	22,795	$2.40	22,795	$341,048

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (3)	Amendment to Vestin Realty Mortgage II's Articles of Incorporation, effective December 31, 2007.
3.5 (4)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(5)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(5)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2016 and 2015  (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and, 2015 (v) Notes to the Consolidated Financial Statements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	August 15, 2015

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	August 15, 2015