Form 10-Q
period 2016-11-09
Vestin Realty Mortgage II, Inc
filed 2016-11-10
CIK 1327603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes  [   ]    No   [X]

As of November 14, 2016, there were 2,384,179 shares of the Company's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1
VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$5,163,000	$4,228,000
Prepaid expenses	315,000	323,000
Investment in marketable securities - related party	455,000	137,000
Interest and other receivables	163,000	42,000
Investment in MVP REIT II	327,000	325,000
Investments in Delaware Statutory Trusts	3,063,000	1,800,000
Notes receivable, net of allowance of $1,086,000 and $1,099,000 at September 30, 2016 and December 31, 2015, respectively	--	--
Investment in real estate loans, net of allowance for loan losses of $2,450,000 at September 30, 2016 and December 31, 2015.	5,447,000	2,161,000
Fixed assets, net of accumulated depreciation of $2,000 and $1,000 at September 30, 2016 and December 31, 2015, respectively	18,000	21,000
Due from related parties	865,000	408,000
Assets held for sale	--	44,545,000
Total assets	$15,816,000	$53,990,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$418,000	$928,000
Deferred gain on sale of assets held for sale	620,000	--
Due to related parties	7,832,000	5,265,000
Note payable	84,000	--
Liabilities related to assets held for sale	--	30,306,000
Total liabilities	8,954,000	36,499,000
Commitments and contingencies
Equity
Vestin Realty Mortgage II, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	--	--
Treasury stock, at cost, 0 shares at September 30, 2016 and December 31, 2015	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,384,179 and 2,472,089 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	--	--
Additional paid-in capital	266,241,000	266,576,000
Accumulated deficit	(256,843,000)	(252,997,000)
Accumulated other comprehensive income	317,000	--
Total Vestin Realty Mortgage II, Inc. stockholders' equity	9,715,000	13,579,000
Non-controlling interest	(2,853,000)	3,912,000
Total equity	6,862,000	17,491,000

Total liabilities and equity	$15,816,000	$53,990,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Interest income from investment in real estate loans	$236,000	$47,000	$655,000	$570,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	1,623,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	513,000	13,000	539,000
Acquisition fee income	735,000	29,000	1,982,000	1,331,000
Advisor fee income	293,000	164,000	840,000	372,000
Total revenues	1,264,000	753,000	3,490,000	4,435,000
Operating expenses
Management fees – related party	274,000	274,000	823,000	822,000
MVP REIT II Organization and offering cost	--	436,000	2,000	1,015,000
Wages and benefits	675,000	884,000	1,847,000	2,598,000
Interest expense	1,000	1,000	3,000	2,000
Acquisition expense	--	--	--	1,000
Depreciation	--	1,000	2,000	1,000
Professional fees	187,000	264,000	806,000	814,000
Seminars	307,000	450,000	1,029,000	1,146,000
Consulting fees	17,000	41,000	77,000	181,000
Insurance	62,000	64,000	173,000	194,000
Commissions	1,715,000	1,507,000	3,808,000	2,836,000
Travel	115,000	214,000	490,000	806,000
Other	305,000	219,000	823,000	512,000
Total operating expenses	3,658,000	4,355,000	9,883,000	10,928,000
Loss from operations	(2,394,000)	(3,602,000)	(6,393,000)	(6,493,000)
Non-operating income
Other income	2,000	--	7,000	--
Gain related to recovery of allowance on note receivable – related party	--	24,000	--	24,000
Recovery from settlement with loan guarantor	--	--	261,000	--
Dividend income	--	--	2,000	--
Gain on marketable securities	--	1,000	--	2,000
Total other non-operating income	2,000	25,000	270,000	26,000
Provision for income taxes	--	--	--	--
Loss from continuing operations	(2,392,000)	(3,577,000)	(6,123,000)	(6,467,000)
Discontinued operations, net of income taxes
Expenses related to real estate owned held for sale	(1,000)	(103,000)	(50,000)	(298,000)
Disposition expense	--	--	(753,000)	--
Loss on sale of assets held for sale	--	--	(66,000)	--
Income (loss) from assets held for sale, net of income taxes	6,000	339,000	(618,000)	1,002,000
Recovery from fully impaired real estate held for sale	--	396,000	1,303,000	396,000
Total income (loss) from discontinued operations	5,000	632,000	(184,000)	1,100,000
Net loss	(2,387,000)	(2,945,000)	(6,307,000)	(5,367,000)
Net loss attributable to non-controlling interest – related party	(851,000)	(1,351,000)	(2,461,000)	(2,768,000)
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(1,536,000)	$(1,594,000)	$(3,846,000)	$(2,599,000)
Basic and diluted income (loss) per weighted average common share
Loss from continuing operations attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(0.64)	$(0.85)	$(1.59)	$(1.35)
Income (loss) from discontinued operations	(0.00)	0.22	(0.00)	0.32
Net loss attributable to Vestin Realty Mortgage II, Inc. common stockholders - basic and diluted loss per weighted average common share	$(0.64)	$(0.64)	$(1.59)	$(1.02)
Weighted average common shares outstanding, basic and diluted	2,408,804	2,494,011	2,414,872	2,537,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,387,000)	$(2,945,000)	$(6,307,000)	$(5,367,000)

Unrealized holding gain on available-for-sale securities – related party	6,000	113,000	317,000	203,000
Comprehensive loss	(2,381,000)	(2,832,000)	(5,990,000)	(5,164,000)
Less: net loss attributable to non-controlling interest	(851,000)	(1,351,000)	(2,461,000)	(2,768,000)

Comprehensive loss attributable to Vestin Realty Mortgage II, Inc. common stockholders	$(1,530,000)	$(1,481,000)	$(3,529,000)	$(2,396,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,307,000)	$(5,367,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	1,000
Treasury stock for settlement	(112,000)	--
DRIP shares from MVP REIT, Inc.	(2,000)	--
Recovery of allowance for doubtful notes receivable	(13,000)	(539,000)
Gain on sale of marketable securities	--	(2,000)
Gain related to recovery of allowance for loan loss	--	(1,623,000)
Gain related to recovery of allowance for notes receivable – related party	--	(24,000)
Recovery from fully impaired real estate held for sale	(1,303,000)	(396,000)
Change in operating assets and liabilities:
Interest and other receivables	(121,000)	(40,000)
Assets held for sale, net of liabilities	375,000	242,000
Due to/from related parties, net	2,047,000	3,139,000
Prepaid expenses – related party	8,000	(279,000)
Other assets	--	296,000
Accounts payable and accrued liabilities	(447,000)	159,000
Net cash used in operating activities	(5,873,000)	(4,433,000)

Cash flows from investing activities:
Investments in real estate loans	(7,341,000)	(3,228,000)
Purchase of investments in real estate loans from third parties	--	(200,000)
Proceeds from loan payoffs	47,000	5,945,000
Sale of investments in real estate loans to third parties	4,008,000	2,317,000
Investment in Delaware Statutory Trust	(1,479,000)	(3,600,000)
Proceeds from notes receivable	13,000	539,000
Proceeds from notes receivable – related party	--	24,000
Proceeds from payments on Delaware Statutory Trust	216,000	--
Proceeds related to real estate held for sale	14,781,000	--
Collection from recovery of loan loss	--	1,623,000
Proceeds from recovery of fully impaired real estate held for sale	1,303,000	396,000
Purchase of marketable securities	--	(200,000)
Purchase of fixed assets held for sales	(172,000)	(22,000)
Investments in MVP REIT II	--	(200,000)
Asset purchase – assets held for sale	--	(124,000)
Proceeds from marketable securities	--	113,000
Net cash provided by investing activities	11,376,000	3,383,000
Cash flows from financing activities:
Principal payments on notes payable	(124,000)	(116,000)
Purchase of treasury stock	(223,000)	(386,000)
Distribution to non-controlling interest entity held for sale	(4,304,000)	(81,000)
Proceeds from note payable	208,000	166,000
Payments on note payable on assets held for sale	(125,000)	(430,000)
Net cash used in financing activities	(4,568,000)	(847,000)
NET CHANGE IN CASH	935,000	(1,897,000)
Cash, beginning of period	4,228,000	7,541,000
Cash, end of period	$5,163,000	$5,644,000
Supplemental disclosures of cash flows information:
Interest paid	$3,000	$2,000
Non-cash investing and financing activities:
Adjustment to notes receivable and related allowance	$--	$1,600,000
Note payable related to prepaid D & O insurance	$208,000	$166,000
Unrealized gain on marketable securities - related party	$317,000	$203,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VESTIN REALTY MORTGAGE II, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

In April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC ("Strategix Solutions"), a Nevada limited liability company from which our former CFO and other members of our accounting staff were employed.  As of March 1, 2016, our CFO and certain members of our accounting staff were no longer employed by Strategix Solutions and became employed by MVP Realty Advisors.  On June 1, 2016, Tracee Gress resigned as the Chief Financial Officer of the Company which resignation became effective as of June 14, 2016.  Also on June 1, 2016, the Board of Directors of the Company appointed Edwin H. Bentzen IV as the new Chief Financial Officer of the Company effective as of June 14, 2016. Mr. Bentzen and the accounting staff also provide accounting and financial reporting services to MVP REIT, Inc. ("MVP REIT"), MVP REIT II, Inc. ("MVP REIT II") and VRM I.

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

Through our interest in MVP Advisor and MVP CP II, we have directed, and continue to direct, a portion of our cash towards development of the businesses of MVP REIT and MVP REIT II.

Reverse Stock Split

On September 15, 2016, the Company filed a Schedule 13E-3 and related preliminary proxy statement with the Securities and Exchange Commission (the "SEC") in connection with a proposed transaction that is intended to result in the voluntary delisting of the Company's common stock from NASDAQ and the voluntary deregistration from the Company's public reporting obligations under the Securities and Exchange Act of 1934 (the "Exchange Act"). The proposed transaction, if approved by the stockholders, is expected to permit the Company to forego many of the expenses associated with operating as a public reporting company, including the costs of preparing and filing periodic reports with the SEC, related accounting and legal fees and costs, and the ongoing expenses for compliance with the Sarbanes-Oxley Act of 2002 and other SEC requirements.

The suspension of reporting obligations would be accomplished by a reverse 1:1,000 stock split of the Company's common stock. All stockholders owning fewer than 1,000 shares prior to the reverse stock split would be cashed out by the Company and would no longer be stockholders of the Company. The cash out price will be not less than $2.70 per share, which is the average per-share closing price of the Company's common stock on NASDAQ for the ten consecutive trading days ending on the last trading day prior to September 15, 2016, or the date of the first public disclosure of the reverse stock split proposal in the form of the initial filing of the preliminary proxy statement with the SEC (the "Cash-Out Price"). If, however, the average per share closing price of the Company's common stock for the ten consecutive trading days ending on the last trading day prior to the effective date of the reverse stock split (the "Closing Trading Price") exceeds the Cash-Out Price, then fractional shares will be paid out at the Closing Trading Price rather than the Cash-Out Price.

If, after completion of the reverse stock split, the Company has fewer than 300 stockholders of record, the Company intends to delist from NASDAQ by filing a Form 25 and suspend its reporting obligations under the Exchange Act by filing a Form 15 with the SEC. Upon the effectiveness of such filings, the Company's common stock would no longer be listed on NASDAQ and the Company would be relieved of its requirements to file periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. After delisting from NASDAQ, the Company anticipates that its common stock would be quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, after the reverse stock split. The Company, however, can give no assurance that trading in its stock will continue on the Pink Sheets or on any other securities exchange or quotation medium after the reverse stock split.

The consummation of the proposed transaction is subject to a number of conditions, including the filing of a definitive proxy statement with the SEC and approval by the Company's stockholders. The Company intends to include a proposal to amend the company's Certificate of Incorporation to effect the reverse stock split at its annual meeting of stockholders.

Stockholders are advised not to put undue reliance on the description of the reverse stock split provided in this Form 10-Q and in the preliminary proxy statement. The Company has filed a preliminary proxy statement and Schedule 13E-3 concerning the proposed reverse stock split, which are subject to SEC review. STOCKHOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY THE PRELIMINARY PROXY STATEMENT AND SCHEDULE 13E-3 FILED WITH THE SEC, AND, WHEN THEY BECOME AVAILABLE, THE DEFINITIVE PROXY STATEMENT AND OTHER RELEVANT MATERIALS, BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY AND THE PROPOSED REVERSE STOCK SPLIT. The definitive proxy statement and Schedule 13E-3 will be mailed to stockholders as of a record date to be established for voting on the proposed transaction. Stockholders may obtain free copies of the Company's preliminary proxy statement, Schedule 13E-3, definitive proxy statement (when available) and its other SEC filings electronically by accessing the SEC's home page at http://www.sec.gov. Copies can also be obtained, free of charge, upon written request to the Company, attention: Investor Relations.

The Company and its directors, executive officers, and advisors may be deemed to be participants in the solicitation of proxies from the holders of the Company's common stock in respect of the proposed reverse stock split. Stockholders may obtain additional information regarding the interest of those participants by reading the Company's preliminary proxy statement and, when they become available, the Company's definitive proxy statement and other relevant proxy materials, and the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC.

The information set forth above is not a proxy statement or solicitation of a proxy, consent or authorization with respect to any securities or in respect of the proposed reverse stock split and shall not constitute an offer to sell or a solicitation of an offer to buy the securities of the Company, nor shall there be any sale of any such securities in any state or jurisdiction in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the nine months ended September 30, 2016, the Company did not capitalize any such acquisition costs.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  The Company had no advertising expense for the three and nine months ended September 30, 2016 and 2015.

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

Investment in Marketable Securities

Investment in marketable securities consists of stock in VRM I and MVP REIT II, related parties.  The securities are stated at fair value as determined by the closing market prices as of September 30, 2016 and December 31, 2015.  All securities are classified as available-for-sale.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised.  We had no outstanding common share equivalents during the periods ended September 30, 2016 and December 31, 2015.

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

Segments

We currently are authorized to operate three reportable segments, investments in real estate loans, investments in real property and investment in a real estate management company.  During the nine months ended September 30, 2016, the Company operated in all segments.

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

Reclassifications

In conjunction with the adoption of new accounting standards, certain debt or loan issuance costs for the three and nine months ended September 30, 2015 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year's presentation.

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

We maintain cash deposit accounts and certificates of deposit that, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2016 and December 31, 2015 we had approximately $3.4 million and $3.9 million of funds, respectively, in excess of the federally-insured limits.

As of September 30, 2016, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

As of September 30, 2016, 48% and 48% of our loans were in Nevada and California, respectively, compared to 93% in Nevada at December 31, 2015.

As of September 30, 2016, the loan to our largest borrower represented approximately 48% of our total investment in real estate loans.  This real estate loan is an acquisition and development loan secured by property located in California, with a first lien position.  The interest rate is 8.5% per annum, the outstanding balance is approximately $3.8 million and the loan is considered a performing loan.  As of December 31, 2015, the loan to our largest borrower represented approximately 53% of our total investment in real estate loans.  This real estate loan was a commercial loan secured by property located in Nevada, with a first lien position.  The interest rate is 15% per annum, the outstanding balance is approximately $2.5 million and the loan is considered a non-performing loan.

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

Common Guarantors

As of December 31, 2015, two loans totaling approximately $1.7 million, representing approximately 38% of our portfolio's total value, have a common guarantor.  As of September 30, 2016, these loans were paid in full.

As of September 30, 2016 and December 31, 2015, three loans totaling approximately $0.3 million, representing approximately 3.9% and 7%, respectively, of our portfolio's total value, have a common guarantor.  These loans were considered performing loans as of September 30, 2016.

As of September 30, 2016, three loans totaling approximately $0.9 million, representing approximately 11.6% of our portfolio's total value, had a common guarantor.  These loans were considered performing loans as of September 30, 2016.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2016 and December 31, 2015, most of our loans provided for interest only payments with a "balloon" payment of principal payable and any accrued interest payable in full at the end of the term.  As of September 30, 2016 and December 31, 2015, three loans had variable interest rates adjusted quarterly at a rate of prime plus 3.30% (6.8% as of September 30, 2016 and December 31, 2015). The balance on these loans was approximately $0.3 million as of September 30, 2016 and December 31, 2015.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2016 and December 31, 2015, we had one and three investments in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2016, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15% which includes performing and non performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2016, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	8	$3,676,000	12.75%	46.55%	59.72%
Construction	1	403,000	0.88%	5.10%	15.35%
Acquisition	1	3,818,000	9.35%	48.35%	133.61%
Total	10	$7,897,000	10.69%	100.00%	46.97%

Investments in real estate loans as of December 31, 2015, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,541,000	11.85%	98.48%	60.14%
Construction	1	70,000	0.12%	1.52%	0.44%
Total	8	$4,611,000	11.79%	100.00%	58.61%

*	Please see Balance Sheet Reconciliation below.

The "Weighted Average Interest Rate" as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2016 and December 31, 2015, was 10.69% and 11.79%, respectively.  Please see "Non-Performing Loans" and "Asset Quality and Loan Reserves" below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans:

Loan Type	Number of Loans	September 30, 2016 Balance*	Portfolio Percentage	Number of Loans	December 31, 2015 Balance*	Portfolio Percentage

First deeds of trust	9	$7,893,000	99.95%	8	$4,611,000	100.00%
Second deeds of trust	1	4,000	0.05%	--	--	--
Total	10	$7,897,000	100.00%	8	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2016:

Non-performing and past due loans	$2,450,000
October 2016 –December 2016	--
January 2017 – March 2017	--
April 2017 – June 2017	--
July 2017 – September 2017	--
Thereafter	5,447,000

Total	$7,897,000

The following is a schedule by geographic location of investments in real estate loans:

	September 30, 2016 Balance *	Portfolio Percentage	December 31, 2015 Balance *	Portfolio Percentage

Nevada	$3,765,000	47.68%	$4,295,000	93.15%
California	3,818,000	48.35%	--	--
Ohio	308,000	3.90%	310,000	6.72%
Arizona	6,000	0.07%	6,000	0.13%
Total	$7,897,000	100.00%	$4,611,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets.

	September 30, 2016	December 31, 2015
Balance per loan portfolio	$7,897,000	$4,611,000
Less:	--	--
Allowance for loan losses (a)	(2,450,000)	(2,450,000)
Balance per consolidated balance sheets	$5,447,000	$2,161,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2016 and December 31, 2015, we had one loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  This loan has been placed on non-accrual of interest status and is currently carried on our books at a value of $0, net of allowance for loan losses of approximately $2.5 million.

At September 30, 2016 and December 31, 2015, the following loan types were non-performing:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2016, our ratio of total allowance for loan losses to total loans with an allowance for loan loss was 100%.

The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans:

	September 30, 2016
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	5,447,000	--	5,447,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	5,447,000	--	5,447,000
Total	$7,897,000	$(2,450,000)	$5,447,000

	As of December 31, 2015
	Balance	Allowance for loan losses **	Balance, net of allowance
Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	2,450,000	(2,450,000)	--
Subtotal non-performing loans	2,450,000	(2,450,000)	--

Performing loans – no related allowance	2,161,000	--	2,161,000
Performing loans – related allowance	--	--	--
Subtotal performing loans	2,161,000	--	2,161,000

Total	$4,611,000	$(2,450,000)	$2,161,000

**	Please refer to Specific Reserve Allowances below.

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

Specific Reserve Allowances

As of September 30, 2016 and December 31, 2015, we have provided a specific reserve allowance for one non-performing loan in the amount of $2,450,000 based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  We will continue to evaluate our position in this loan.

Extensions

As of September 30, 2016 and December 31, 2015, our manager had granted extensions on one outstanding loan totaling approximately $2.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent, or as part of a TDR.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower's obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E —INVESTMENTS IN DELAWARE STATUTORY TRUST

As of September 30, 2016, we had investments in two Delaware Statutory Trusts ("DST") for a total of approximately $3.1 million which have mandatory repurchase agreements which, for accounting purposes, are accounted for in a manner similar to loans. The DST's hold commercial properties located in Illinois and Florida respectively, which we consider to be the collateral on these loans. Additionally, each DST is guaranteed by a third party Broker Dealer who has a selling agreement with MVP REIT and MVP REIT II.  Certain members of the Broker Dealer's management also guaranteed these loans.  During the three and nine months ended September 30, 2016, we earned approximately $0.1 million and $0.4 million in interest, respectively.

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

Additionally, the operating results and cash flows related to these assets and liabilities are included in discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2016.

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

The sales price for the 8930 Building was $12.1 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $4.0 million of which our share was approximately $2.9 million before closing costs.  The sales price for the 8905 Building was $5.6 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $2.3 million of which our share was approximately $1.6 million before closing costs.  The sales price for the 8945 Building was $5.0 million less the current debt on the property, which was assumed by the purchaser for a net of approximately $2.0 of which our share was approximately $1.4 million before closing costs.

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

The sales price for the 8860 Building was $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million before closing costs.

On May 13, 2016, we closed on the sale of our interest in an office building that we owned with VRM I through various subsidiaries.  The building was owned by Building A, LLC and is located at 8880 West Sunset Road, Las Vegas, Nevada (the "8880 Building").

The sales price for the 8880 Building was $12.3 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $8.2 million of which our share was approximately $5.9 million before closing costs.

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

As of September 30, 2016 all assets previously held for sale have been sold.

The following is a summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2016 and 2015.
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$--	$1,200,000	$943,000	$3,633,000
Revenue eliminated through consolidation	(9,000)	(67,000)	(66,000)	(201,000)
Expenses	15,000	(794,000)	(1,495,000)	(2,430,000)
Net income (loss)	$6,000	$339,000	$(618,000)	$1,002,000

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

In December 2014, VRM I effected a 1 for 4 reverse split of its common stock. All share and per share information in VRM I's consolidated financial statements and its accompanying notes have been adjusted to retroactively reflect the 1 for 4 reverse stock split.

As of September 30, 2016, we owned 134,545 shares of VRM I's common stock, representing approximately 10.8% of the total outstanding shares. VRM I's common stock is listed on the OTC Pink Marketplace. The closing price of VRM I's common stock on September 30, 2016, was $3.49 per share.

During the nine months ended September 30, 2016, the trading price for VRM I's common stock ranged from $3.33 to $4.00 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

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

As of September 30, 2016, we held 5,000 shares of MVP REIT II's outstanding common stock, purchased in December 2015, for $125,000. During the nine months ended September 30, 2016, we received approximately $2,000 in DRIP shares as dividend income.

NOTE I — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us an annual management fee of up to 0.25% of our aggregate capital contributions received by us and Fund II from the sale of shares or membership units, paid monthly.  The amount of management fees earned by our manager for the three months ended September 30, 2016 and 2015 were approximately $274,000 and $274,000, respectively, during each period.  The amount of management fees earned by our manager for the nine months ended September 30, 2016 and 2015 were approximately $823,000 and $822,000, respectively, during each period.

As of September 30, 2016 and December 31, 2015, our manager owned 23,175 of our common shares, representing approximately 1.0% of our total outstanding common stock at the respective dates.

During the nine months ended September 2016 we paid the manager approximately $0.2 million in fees related to the investment in Delaware Statutory Trust.  During September 2015, we and VRM I paid the manager approximately $0.3 million in fees, of which our portion was approximately $0.2 million, related to the investment in Delaware Statutory Trust.

Transactions with Other Related Parties

During the three months ended September 30, 2016, the trading price for VRM I's common stock ranged from $3.33 to $4.00 per share.  For the three and nine months ended September 30, 2016 and 2015, we recognized no dividend income from VRM I.

As of September 30, 2016 and December 31, 2015, VRM I owned 134,270 of our common shares, representing approximately 5.6% of our total outstanding common stock for both periods.

During the three and nine months ended September 30, 2016, we paid Vestin Mortgage a disposition fee of approximately $0.2 million and $0.8 million, respectively, related to the sale of assets held for sale.

As of September 30, 2016 and December 31, 2015, MVP Advisors owed VRM I approximately $4.5 million.

As of September 30, 2016 and December 31, 2015, we owned a 60% interest in MVP Advisors, the advisor of MVP REIT and MVP REIT II, Inc.

MVP Advisors is entitled to receive a monthly asset management fee at an annual rate equal to 0.85% of the fair market value of (i) all assets then held by MVP REIT or (ii) MVP REIT's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement, excluding (only for clause (ii)) debt financing obtained by MVP REIT or made available to MVP REIT. The fair market value of real property shall be based on annual "AS-IS", "WHERE-IS" appraisals, and the fair market value of real estate-related secured loans shall be equal to the face value of such loan, unless it is non-performing, in which case the fair market value shall be equal to the book value of such loan. The asset management fee will be reduced to 0.75% if MVP REIT is listed on a national securities exchange.  Asset management fees for the three months ended September 30, 2016 and 2015 were approximately $0.3 million and $0.1 million, respectively. Asset management fees for the nine months ended September 30, 2016 and 2015 were approximately $0.8 million and $0.3 million, respectively.

MVP Advisors receives a monthly debt financing fee at an annual rate equal to 0.25% of the aggregate debt financing obtained by MVP REIT or made available to MVP REIT, such as mortgage debt, lines of credit, and other term indebtedness, including refinancing's.  In the case of a joint venture, MVP REIT pays this fee only on MVP REIT's pro rata share.  Debt financing fees for the three months ended September 30, 2016 and 2015 were approximately $32,000, and $18,000, respectively. Debt financing fees for the nine months ended September 30, 2016 and 2015 were approximately $81,000, and $48,000, respectively.

MVP Advisors receives a 3% acquisition fee for all acquisitions of MVP REIT.  MVP Advisors received approximately $24,000 and $29,000 in acquisition fee income from MVP REIT during the three months ended September 30, 2016 and 2015.  MVP Advisors received approximately $0.9 million and $1.3 million in acquisition fee income from MVP REIT during the nine months ended September 30, 2016 and 2015, respectively.

MVP Advisors receives a 2.25% acquisition fee for all acquisitions of MVP REIT II.  MVP Advisors received approximately $0.4 million and $0.8 million in acquisition fee income from MVP REIT II during the three and nine months ended September 30, 2016.

As of September 30, 2016 we have made loans of approximately $12.9 million to MVP Advisors, the manager of MVP REIT.  We believe MVP Advisors has the opportunity to generate fees for the services it will render to MVP REIT. However, such fees may not be significant in the near term as MVP REIT only recently commenced operations in December 2012, and over the next 12 months, there may be a diminution of our liquid assets.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisor and the ability of MVP Advisor to repay our loans could be adversely impacted.  We have not forgiven the balance due from MVP Advisor; however the decision by MVP Advisor to forgive certain amounts creates additional uncertainty as to when we will be repaid the amounts loaned to MVP Advisor. Based on these uncertainties, we have determined to fully impair the balance of this investment and note receivable.

As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As of September 30, 2016 we have made loans of approximately $2.0 million to MVP CP II.  Similar to our investments in MVP Advisors in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending public offering of MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds.  Based on uncertainties regarding repayment, during the nine months ended September 30, 2016, we have determined to fully impair the entire balance of this loan.

As of September 30, 2016 and December 31, 2015, MVP CP II owed VRM I approximately $3.2 million and $0.7 million, respectively.

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

On November 25, 2014, Shustek Investments Inc., a company wholly owned by our CEO Mike Shustek, entered into a loan purchase contract with us to acquire a loan with a book value of approximately $2.4 million. The loan was originated during March 2009 with an original principal balance of $7.45 million earning interest at a rate of 11% per annum. The borrower made principal payments during the life of the loan; however, they also received extensions for the maturity of the note. As of the date of the loan purchase contract, the loan was extended through January 2015.  The purchase price of the loan was approximately $3.0 million, which includes the purchase of interest assigned to third parties. As additional consideration we may receive 50% of any amount collected in excess of the purchase price less any expenses incurred by Shustek Investments. After three years the 50% shall be reduced to 33%. This transaction resulted in a gain on sale of loan – related party totaling approximately $0.6 million for the year ended December 31, 2014.  During the nine months ended September 30, 2015, this loan was paid in full and we received approximately $1.6 million.

NOTE J — NOTES PAYABLE

In April 2015, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 2.9%.  The agreement required a down payment of $39,000 and nine monthly payments of $25,000 beginning on May 27, 2015.  During December 2015, the outstanding balance of the note was paid in full.

In April 2016, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.8%.  The agreement required a down payment of $37,000 and nine monthly payments of $21,000 beginning on May 27, 2016.  As of September 2016, the outstanding balance of the note was approximately $0.1 million.

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

As of September 30, 2016, future principal payments on the notes payable are as follows:

2016	$84,000
2017	--
2018	--
2019	--
2020	--
Thereafter	--
Total	$84,000

NOTE K— FAIR VALUE

As of September 30, 2016 and December 31, 2015, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party and third party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans and investments in equity method investees, both held for sale and not held for sale.

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

The following table presents the valuation of our financial assets and liabilities as of September 30, 2016 and December 31, 2015, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/16	Carrying Value on Balance Sheet at 09/30/16
Assets
Investment in marketable securities - related party	$455,000	$--	$--	$455,000	$455,000
Investment in real estate loans	$--	$--	$5,460,000	$5,460,000	$5,447,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/15	Carrying Value on Balance Sheet at 12/31/15
Assets
Investment in marketable securities - related party	$262,000	$--	$--	$262,000	$262,000
Investment in real estate loans	$--	$--	$2,148,000	$2,148,000	$2,161,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2016 to September 30, 2016:

Investment in real estate loans

Balance on January 1, 2016	$2,148,000
Purchase and additions of assets
New mortgage loans and mortgage loans acquired	7,340,000
Purchase from third parties	--
Sales, pay downs and reduction of assets
Collections and settlements of principal and sales of investment in real estate loans	(47,000)
Sale of assets to third parties	(4,008,000)
Temporary change in estimated fair value based on future cash flows	27,000

Balance on September 30, 2016, net of temporary valuation adjustment	$5,460,000

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

Total expense recorded for the matching 401(k) contribution in the three and nine months ended September 30, 2016 was approximately $12,000 and $39,000, respectively.

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

The following are certain financial data for the Company's operating segments for the periods:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Investment in real estate loans	$236,000	$560,000	$668,000	$2,732,000
Investments in real property held for sale	735,000	29,000	1,982,000	1,331,000
Investment in real estate management	293,000	164,000	840,000	372,000
Total revenues	1,264,000	753,000	3,490,000	4,435,000

Operating expenses
Investment in real estate loans	$274,000	$274,000	$823,000	$822,000
Investment in real property	1,000	1,000	3,000	3,000
Investment in real estate management	675,000	884,000	1,847,000	2,598,000
Corporate activities	2,708,000	3,196,000	7,210,000	7,505,000
Total expenses	3,658,000	4,355,000	9,883,000	10,928,000

Total Assets	September 30, 2016	December 31, 2015
Investment in real estate loans	$8,673,000	$4,003,000
Investment in real property held for sale	--	44,545,000
Corporate assets	7,143,000	5,442,000
Total assets	$15,816,000	$53,990,000

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

VOT Hawaii Management, Inc. ("VOT Hawaii") is preparing to bring claims in arbitration against Vestin Mortgage, LLC as the successor in interest to Vestin Mortgage, Inc., and several other Vestin entities, specifically Vestin Capital, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Group, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and Vestin Originations, Inc.

Rightstar Hawaii Management, Inc., ("Rightstar"), a company that operated a funeral and cemetery business in Hawaii, had defaulted on a loan from certain Vestin entities.  In connection with foreclosing on Rightstar's assets, Vestin Capital, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Group, Inc., Vestin Mortgage, Inc., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., and Vestin Originations, Inc. entered into an October 2008 Pre-Foreclosure Sale Management Services and Consulting Agreement (the "Agreement") with Rightstar (being operated under the authority granted to court-appointed receiver Marie N. Milks) and VOT Hawaii, under which VOT Hawaii was employed as a death care industry consultant to professionally manage, and attempt to improve operations of Rightstar, pending foreclosure of Rightstar's assets.

VOT Hawaii's arbitration claims are for amounts allegedly owed to VOT Hawaii (either directly or by assignment) under the Agreement.  Its first claim is a breach of contract claim intended to recover a $500,000 "Base Success Fee" and a contingent success fee that VOT Hawaii calculated to total $30,797,200, allegedly owed to VOT Hawaii's president, David Mickits.  VOT Hawaii's second claim is for tortious interference with a contract, alleging that the Vestin entities caused Hawaii Funeral Services, LLC, as successor to Rightstar, to not pay VOT Hawaii 2 1/3 months of a $22,500 base consulting fee ($52,500), to have been paid by Rightstar under the Agreement. VOT Hawaii also seeks attorneys' fees and pre- and post-judgment interest.  The Company believes the claims asserted are without merit and the Company intends to vigorously defend itself against such claims.

NOTE Q — COMMITMENTS AND CONTINGENCIES

Amended Income Tax Returns

Earlier this year we learned that our federal income tax return for 2013 reported income that we never recognized nor received.  The tax return, which was prepared by an outside tax accounting firm, reported income of approximately $11,137,000, which had the effect of erroneously reducing our reported net operating losses by approximately $11 million.  Our aggregate net operating losses are approximately $228.2 million; therefore, the incorrect reported income of approximately $11,137,000 did not result in us paying any federal income taxes for 2013.  We have filed amended tax returns for 2013 and 2014 to correct the error.  The outside tax accounting firm involved with this filing has been terminated.

Our financial statements never included the non-existent income and no restatement of our financial statements is necessary.

Our audit committee is currently investigating this matter.  In its investigation, the audit committee is reviewing, among other things, (i) the actions of our former outside tax accountants who prepared the tax return reporting non-existent income, (ii) what if any involvement or knowledge our officers or directors had with respect to the filing of the tax return in question and (iii) what if any internal control weaknesses may have contributed to the incorrect tax filing. While the audit committee's investigation is on-going and no final conclusions have been reached, we believe that we may have been victimized by a scheme to improperly reduce the taxes of an unrelated third party. Although we did not receive any benefit from the reporting of non-existent income on our tax return, it is possible the Internal Revenue Service could investigate the matter and seek to impose penalties upon us. We believe we have meritorious defenses to any such claim.

NOTE R — SUBSEQUENT EVENTS

There have been no material subsequent events to evaluate through the date of this filing with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with our financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" below for a description of some of these risks and uncertainties.

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

During the nine months ended September 30, 2016, we funded one loan totaling approximately $3.7 million.  During the nine months ended September 30, 2015, we funded three loans totaling approximately $0.2 million.  As of September 30, 2016, our loan-to-value ratio was 46.97%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.

Through our interest in MVP Advisor and MVP CP II, we have directed, and may continue to direct, a portion of our cash towards development of the businesses of MVP REIT and MVP REIT II.

As of September 30, 2016, we have made loans of approximately $12.9 million, which amount has been fully allowed for, to our 60% owned subsidiary, MVP Advisors, the manager of MVP REIT.  MVP REIT is a SEC-registered, non-traded REIT that seeks to invest predominantly in parking facilities located throughout the United States as its core assets.  We believe MVP Advisors has the opportunity to generate fees for the services it renders to MVP REIT.  However, MVP REIT recently completed its initial publicly registered offering in September 2015 and the fees paid to date to MVP Advisors have not been significant.  We may not realize interest income from the loan to MVP Advisors or any return on our investment in MVP Advisors until it is able to generate sufficient fees to service the interest on our loan and generate a return on our investment. We have recorded an impairment of this investment due to uncertainty as to if and when we will be repaid the amounts loaned.  To further support development of the business of MVP REIT, MVP Advisors also has agreed to waive certain fees and expense reimbursements it otherwise would have been entitled to receive under the terms of its advisory agreement with MVP REIT. MVP Advisors ability to repay the loans and the return on our investment in MVP Advisors will likely depend upon the success of MVP REIT's ability to successfully deploy the offering proceeds. We expect such investments to ultimately generate a return through management fees payable by MVP REIT to MVP Advisors.  If MVP REIT is unable to deploy the capital and operate its business successfully, then our return on our investment in MVP Advisors and the ability of MVP Advisors to repay our loans could be adversely impacted.

During May 2015, our Board of Directors and the Board of Directors of VRM I agreed to form MVP CP II. We own 60% and VRM I owns 40%.  The purpose of MVP CP II is to act as the sponsor of MVP REIT II. MVP REIT II has filed its initial registration statement with the SEC and all of the states.  MVP REIT II's registration statement was declared effective by the SEC on October 22, 2015.  MVP REIT II is offering up to $550,000,000 in shares of common stock.  Through September 30, 2016, MVP REIT II had raised an aggregate of approximately $44.9 million through the sale of its common stock.  On November 1, 2016, MVP REIT II also disclosed that it is offering up to $50,000,000 in shares of its Series A Convertible Redeemable Preferred Stock in a private placement to accredited investors. The proceeds raised from the offerings are being used primarily to acquire parking assets in the United States and Canada. MVP REIT II has engaged MVP Advisors as its advisor.

We and VRM I have agreed to fund certain costs and expenses of MVP REIT II through MVP CP II in proportion to our respective ownership interest.  As consideration for the initial investment of $0.2 million MVP CP II received 8,000 shares of common stock in MVP REIT II.  As part of the advisory agreement, MVP Advisors is entitled to receive a 1% annual asset management fee and 2.25% of the purchase price on all acquisitions.  MVP Advisors is also entitled to receive the lesser of 3% of contract sale price or 50% of the brokerage commission paid on dispositions of MVP REIT II assets which amount shall accrue until the MVP REIT II investors have a return of their net capital and a 6% annual cumulative non compounded return. In addition once the MVP REIT II investors have received a return of their net capital invested and a 6% annual cumulative, non-compounded return, then MVP Advisors will be entitled to receive 15% of the remaining proceeds. This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

As of September 30, 2016 we have made loans of approximately $5.0 million to MVP CP II.  Similar to our investments in MVP Advisor in connection with MVP REIT, the return on our investment in MVP CP II in connection with MVP REIT II, including the ability of MVP CP II to repay its loans, will likely depend upon the success of the pending securities offerings by MVP REIT II and the ability of MVP CP II and MVP Advisor to successfully deploy the offering proceeds. As with our investment in MVP REIT, while we expect any such investments to ultimately generate a return through management fees payable by MVP REIT II to MVP CP II and MVP Advisor, the amount of fees may not be significant in the near term as MVP REIT II begins its operations. If MVP REIT II is unable to raise sufficient capital in its publicly registered offering or deploy the capital and operate its business successfully, then our return on our investment in MVP CP II and the ability of MVP CP II to repay our loans could be adversely impacted.  Based on this uncertainty, we have determined to fully impair the balance of our $1.1 million loan to MVP CP II.

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

The sales price for the 8930 Building was $12.1 million less the current debt on the property of approximately $8.1 million, which was assumed by the purchaser for a net of approximately $4.0 million of which our share was approximately $2.9 million.  The sales price for the 8905 Building was $5.6 million less the current debt on the property of approximately $3.3 million, which was assumed by the purchaser for a net of approximately $2.3 million of which our share was approximately $1.6 million.  The sales price for the 8945 Building was $5.0 million less the current debt on the property of approximately $3.0 million, which was assumed by the purchaser for a net of approximately $2.0 million of which our share was approximately $1.4 million.

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

The sales price for the 8860 Building was $5.5 million and the sales price for the 8925 Building is $5.4 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $7.6 million of which our share was approximately $5.5 million.

On May 13, 2016, we closed on the sale of our interest in an office building that we owned with VRM I through various subsidiaries.  The building was owned by Building A, LLC and is located at 8880 West Sunset Road, Las Vegas, Nevada (the "8880 Building").

The sales price for the 8880 Building was $12.3 million less the combined current debt on the properties, which was assumed by the purchaser for a net of approximately $8.2 million of which our share was approximately $5.9 million.

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

As of September 30, 2016, VRM II held 5,000 shares of MVP REIT II's outstanding common stock, purchased in December 2015, for $125,000.

Our financial results, including the sources of our revenues and expenses, for the three and nine months ended September 30, 2016 reflect, in significant part, the shift in our investment focus from real estate secured loans to direct investments in a real estate management company.  So long as such real estate investments remain part of our investment portfolio, we would expect that, in the near term, expenses relating to our investments in MVP REIT and MVP REIT II will continue to make up a greater portion of our total expenses.  Our advisor fee income and acquisition fee income related to our investment in MVP Advisors and MVP CP II also may become a more significant source of revenues in the future, depending upon the level of success achieved by MVP Advisors and MVP CP II in their management of MVP REIT and MVP REIT II. If we decide to make more direct investments in real estate, rental income may make up a greater portion of our total revenues. While we do not anticipate any near term change in the composition of our revenues, we may, from time to time, decide to sell one or more of our investments, including our real property investments, and redeploy those assets in investments in real estate secured loans, direct investments in real property or other real property related investments.

SUMMARY OF FINANCIAL RESULTS

Comparison of operating results for the three months ended September 30, 2016 and the three months ended September 30, 2015

Total Revenue:	2016	2015	$ Change	% Change
Interest income from investment in real estate loans	$236,000	$47,000	$189,000	402%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	513,000	(513,000)	(100%)
Acquisition fee income	735,000	29,000	706,000	2434%
Advisor fee	293,000	164,000	129,000	79%
Total	$1,264,000	$753,000	$511,000	68%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP REIT II and earns certain fees for these services.  During the three months ended September 30, 2016, MVP REIT and MVP REIT II purchased properties which resulted in acquisition fee income of approximately $0.5 million.  During the three months ended September 30, 2016, MVP REIT and MVP REIT II paid a combined advisor fee income of approximately $0.4 million.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1  Financial Statements  of this Quarterly Report on Form 10-Q.

Operating expenses:	2016	2015	$ Change	% Change
Management fees – related party	$274,000	$274,000	$--	--
MVP REIT II organization and offering costs	--	436,000	(436,000)	(100%)
Wages and benefits	675,000	884,000	(209,000)	(24%)
Interest expense	1,000	1,000	--	--
Acquisition expense	--	--	--	--
Depreciation	--	1,000	(1,000)	(100%)
Professional fees	187,000	264,000	(77,000)	(29%)
Seminars	307,000	450,000	(143,000)	(32%)
Consulting	17,000	41,000	(24,000)	(59%)
Insurance	62,000	64,000	(2,000)	(3%)
Commissions	1,715,000	1,507,000	208,000	14%
Travel	115,000	214,000	(99,000)	(46%)
Other	305,000	219,000	86000	39%
Total	$3,658,000	$4,355,000	$(697,000)	(16%)

Wages and benefits were lower during the three months ended September 30, 2016 due to decrease in staff compared to the three months ended September 30, 2015.  During the three months ended September 30, 2016, MVP Advisors incurred and paid a 5.25% commission, totally approximately $1.7 million, to third party brokers for all MVP REIT common shares sold in its in initial public offering (which closed in September 2015) compared to $1.5 million in 2015.

Non-operating income:	2016	2015	$ Change	% Change
Gain on sale of marketable securities	--	1,000	(1,000)	(100%)
Gain related to recovery of allowance on note payable – related party	--	24,000	(24,000)	(100%)
Other income	$2,000	$--	$2,000	100%
Total	$2,000	$25,000	$(23,000)	(92%)

Discontinued operations, net of income taxes:	2016	2015	$ Change	% Change
Expenses related to real estate owned held for sale	$(1,000)	$(103,000)	$102,000	(99%)
Loss on sale of assets held for sale	--	--	--	--
Income (loss) from assets held for sale, net of income taxes	6,000	339,000	(333,000)	(98%)
Recovery from fully impaired real estate held for sale	--	396,000	(396,000)	(100%)
Total	$5,000	$632,000	$(627,000)	(99%)
Discontinued operations related to properties that have entered into a purchase sales agreement and are recorded as assets held for sale.

For additional information see Note F – Assets Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

Comparison of operating results for the nine months ended September 30, 2016 and the nine months ended September 30, 2015

Total Revenue:	2016	2015	$ Change	% Change
Interest income from investment in real estate loans	$655,000	$570,000	$85,000	15%
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	1,623,000	(1,623,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	13,000	539,000	(526,000)	(98%)
Acquisition fee income	1,982,000	1,331,000	651,000	49%
Advisor fee	840,000	372,000	468,000	126%
Total	$3,490,000	$4,435,000	$(945,000)	(21%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.

Acquisition fee and advisor fee income is related to MVP Advisors, which advises MVP REIT and MVP REIT II and earns certain fees for these services.  During the nine months ended September 30, 2016, MVP REIT and MVP REIT II purchased properties which resulted in acquisition fee income of approximately $1.7 million.  During the nine months ended September 30, 2016, MVP REIT and MVP REIT II paid a combined advisor fee income of approximately $0.9 million.

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

Operating expenses:	2016	2015	$ Change	% Change
Management fees – related party	$823,000	$822,000	$1,000	--
MVP REIT II organization and offering costs	2,000	1,015,000	(1,013,000)	(100%)
Wages and benefits	1,847,000	2,598,000	(751,000)	(29%)
Interest expense	3,000	2,000	1,000	50%
Acquisition expense	--	1,000	(1,000)	(100%)
Depreciation	2,000	1,000	1,000	100%
Professional fees	806,000	814,000	(8,000)	(1%)
Seminars	1,029,000	1,146,000	(117,000)	(10%)
Consulting	77,000	181,000	(104,000)	(57%)
Insurance	173,000	194,000	(21,000)	(11%)
Commissions	3,808,000	2,836,000	972,000	34%
Travel	490,000	806,000	(316,000)	(39%)
Other	823,000	512,000	311,000	61%
Total	$9,883,000	$10,928,000	$(1,045,000)	(10%)

Wages and benefits were lower during the nine months ended September 30, 2016 due to decrease in staff compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, MVP Advisors incurred and paid a 5.25% commission, totaling approximately $3.8 million, to third party brokers for all MVP REIT common shares sold in its in initial public offering (which closed in September 2015) compared to $2.8 million in 2015.

Non-operating income:	2016	2015	$ Change	% Change
Gain related to recovery of allowance on note payable – related party	$--	$24,000	$(24,000)	(100%)
Other income	7,000	--	7,000	100%
Recovery from settlement with loan guarantor	261,000	--	261,000	100%
Gain on marketable securities	--	2,000	(2,000)	(100%)
Dividend Income	2,000	--	2,000	100%
Total	$270,000	$26,000	$244,000	938%

During the nine months ended September 30, 2016 we received payments from a loan guarantor for three different loans in the amount $261,000. No such payments were received in the nine months ended September 30, 2015.

Discontinued operations, net of income taxes:	2016	2015	$ Change	% Change
Expenses related to real estate owned held for sale	$(50,000)	$(298,000)	$248,000	(83%)
Disposition expense	(753,000)	--	(753,000)	(100%)
Loss on sale of asset held for sale	(66,000)	--	(66,000)	(100%)
Income (loss) from assets held for sale, net of income taxes	(618,000)	1,002,000	(1,620,000)	(162%)
Recovery from fully impaired real estate held for sale	1,303,000	396,000	907,000	229%
Total	$(184,000)	$1,100,000	$(1,284,00)	(117%)

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

During the nine months ended September 30, 2016, net cash flows used in operating activities were approximately $5.9 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, accounting fees, legal bills and expenses related to real estate owned held for sale.  During the nine months ended September 30, 2016, cash flows related to investing activities consisted of cash used for investments in Delaware Statutory Trust of $1.5 million and investments in new real estate loans of approximately $7.3 million.  In addition, cash flows related to investing activities consisted of cash provided by sale of investments in real estate loans to third parties of approximately $4.0 million, payments on Delaware Statutory Trust of approximately $0.2 million and proceeds from the sale of assets held for sale of approximately $14.7 million.  Cash flows used in financing activities consisted of purchase of treasury stock of approximately $0.2 million, cash for payments on notes payable of approximately $0.1 million and distribution to non-controlling interest entity for real estate held for sale of approximately $4.3 million.

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

At September 30, 2016, we had approximately $5.2 million in cash, $0.6 million in marketable securities – related party, and approximately $15.8 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, rental revenue, sales of real estate owned held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

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

This fee will be payable under only one of the following events: (i) if MVP REIT II shares are listed on a national securities exchange; (ii) if MVP REIT II assets are sold, other than single assets sold in the ordinary course, or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which MVP REIT II investors receive cash or publicly traded securities in exchange for their shares; or (iv) upon termination of the advisory agreement. The operating agreement of the Advisor provides that once we and VRM I have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once we and VRM I have received an annualized return on our capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.  As of September30, 2016 we have made loans of approximately $4.8 million to MVP CP II, which have been impaired.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.  As of November 9, 2016, we have met our 3% reserve requirement.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 10 real estate loans, as of September 30, 2016, with a balance of approximately $7.9 million as compared to investments in eight real estate loans, as of December 31, 2015, with a balance of approximately $4.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2016, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$51,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$256,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$513,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(51,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(256,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(513,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2016, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$79,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$395,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$790,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(79,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(395,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(790,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note N– Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Financial Statements  of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Amended Income Tax Returns

Earlier this year, we learned that our federal income tax return for 2013 reported income that we never recognized nor received.  The tax return, which was prepared by an outside tax accounting firm, reported income of approximately $11,137,000, which had the effect of erroneously reducing our reported net operating losses by approximately $11 million.  Our aggregate net operating losses are approximately $228.2 million; therefore, the incorrect reported income of approximately $11,137,000 did not result us paying any federal income taxes for 2013.  We have filed amended tax returns for 2013 and 2014 to correct the error.  The outside tax accounting firm involved with this filing has been terminated.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.

Based upon management's evaluation, our CEO and CFO concluded that, as of September 30, 2016 and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of September 30, 2016 and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation and subject to the disclosures set forth under "Amended Income Tax Returns" under this Item 4, there has been no such change during the third fiscal quarter of 2016.

PART II -	OTHER INFORMATION

None.

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note O - Legal Matters Involving The Company in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

The following is a summary of our stock purchases during the nine months ended September 30, 2016, as required by Regulation S-K, Item 703.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	--	$--	--	$395,615
February 1, 2016 – February 28, 2016	--	--	--	395,615
March 1, 2016 – March 31, 2016	--	--	--	395,615
April 1, 2016 – April 30, 2016	--	--	--	395,615
May 1, 2016 – May 31, 2016	--	--	--	395,615
June 1, 2016 – June 30, 206	22,795	2.40	22,795	341,048
July 1, 2016 – July 31,2016	--	--	--	341,048
August 1, 2016 – August 31, 2016	29,765	2.30	29,765	272,613
September 1, 2016 – September 30, 2016	25,635	2.92	25,635	197,945
Total as of September 30, 2016	78,195	$2.53	78,195	$197,945

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
3.3 (1)	Form of Articles Supplementary of the Registrant
3.4 (3)	Amendment to Vestin Realty Mortgage II's Articles of Incorporation, effective December 31, 2007.
3.5 (4)	Amended Articles of Incorporation of the Registrant
4.1 (1)	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5
4.2 (2)	Specimen Common Stock Certificate
4.3 (1)	Form of Rights Certificate
4.4(5)	First Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
4.5(5)	Second Amendment to Rights Agreement, dated as of July 9, 2012, between Registrant and the rights agent
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101*
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (iii) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2016 and 2015  (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and, 2015 (v) Notes to the Consolidated Financial Statements.

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

Vestin Realty Mortgage II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
President and Chief Executive Officer
Date:	November 9, 2016

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	November 9, 2016